Form 10-Q
period 1997-06-30
NEW ERA OF NETWORKS INC
filed 1997-08-13
CIK 1028339

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD
                                  ENDED JUNE 30, 1997

                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
                       PERIOD FROM             TO

                        Commission File Number 000-22043

                             ---------------------

                           NEW ERA OF NETWORKS, INC.
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                          84-1234845
      (State or other jurisdiction of                  (I.R.S. Employer Identification No.)
       incorporation or organization)

                       7400 EAST ORCHARD ROAD, SUITE 230
                           ENGLEWOOD, COLORADO 80111
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (303) 694-3933

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days.

                               YES [ ]     NO [X]

     The number of shares of the issuer's Common Stock outstanding as of June 30, 1997 was 8,602,444.

================================================================================

                                     INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
  Consolidated Balance Sheets...............................
  Consolidated Statements of Operations.....................
  Consolidated Statements of Cash Flows.....................
  Notes to the Consolidated Financial Statements............
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................
Item 3. Quantitative and Qualitative Disclosures about
  Market Risk...............................................
PART II. OTHER INFORMATION
Item 1. Legal Proceedings...................................
Item 2. Changes in Securities...............................
Item 3. Defaults Upon Senior Securities.....................
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................
Item 5. Other Information...................................
Item 6. Exhibits and Reports on Form 8-K....................
Signatures..................................................

                           NEW ERA OF NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 1997            1996
                                                              -----------    ------------
                                                              (UNAUDITED)
Current Assets:
  Cash and cash equivalents.................................  $29,118,750    $ 3,387,466
  Accounts receivable, net of an allowance for uncollectible
     accounts of $200,000 and $150,000, respectively........    4,787,640      2,229,417
  Prepaid expenses and other................................      643,058         83,984
                                                              -----------    -----------
          Total current assets..............................   34,549,448      5,700,867
                                                              -----------    -----------
Property and Equipment:
  Computer equipment and software...........................    1,487,318      1,132,049
  Furniture, fixtures and equipment.........................      395,457        363,720
  Leasehold improvements....................................       46,863         33,050
                                                              -----------    -----------
                                                                1,929,638      1,528,819
  Less Accumulated depreciation.............................     (657,351)      (401,364)
                                                              -----------    -----------
  Property and equipment, net...............................    1,272,287      1,127,455
                                                              -----------    -----------
Other Assets................................................      240,685        244,416
                                                              -----------    -----------
          Total assets......................................  $36,062,420    $ 7,072,738
                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..........................................  $ 1,259,146    $   469,640
  Accrued liabilities.......................................    2,470,631      1,369,634
  Notes payable to banks....................................           --      1,100,553
  Deferred revenue..........................................      322,504        175,300
                                                              -----------    -----------
          Total current liabilities.........................    4,052,281      3,115,127
Notes payable to banks......................................           --        442,277
                                                              -----------    -----------
          Total Liabilities.................................    4,052,281      3,557,404
                                                              -----------    -----------
Stockholders' Equity:
  Preferred stock-
     Series A, $.01 par value, convertible preferred stock,
      9,169,028 shares authorized, issued and outstanding at
      December 31, 1996, converted to Common Stock in June
      1997..................................................           --      2,000,000
     Series B, $.01 par value, convertible preferred stock,
      6,183,339 shares authorized, issued and outstanding at
      December 31, 1996, converted to Common Stock in June
      1997..................................................                   1,875,000
     Series C, $.01 par value, convertible preferred stock,
      4,664,596 shares authorized, issued and outstanding at
      December 31, 1996, converted to Common Stock in June
      1997..................................................           --      7,510,000
  Preferred stock, $.0001 par value, 2,000,000 and 0 shares
     authorized; 0 shares issued and outstanding............           --             --
                                                              -----------    -----------
          Total preferred stock.............................           --     11,385,000
  Common Stock, $.0001 par value, 45,000,000 shares
     authorized; 8,602,438 and 1,359,091 shares issued and
     outstanding, respectively..............................          860            136
  Additional paid-in capital................................   41,334,159        141,543
  Accumulated deficit.......................................   (9,324,880)    (8,011,345)
                                                              -----------    -----------
          Total stockholders' equity........................   32,010,139      3,515,334
                                                              -----------    -----------
          Total liabilities and stockholders' equity........  $36,062,420    $ 7,072,738
                                                              ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                           NEW ERA OF NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                         -------------------------    --------------------------
                                            1997          1996           1997           1996
                                         ----------    -----------    -----------    -----------
Revenues:
  Software licenses....................  $3,212,770    $   410,694    $ 5,660,180    $   521,694
  Services and maintenance.............   1,566,124      1,186,257      2,792,562      2,131,085
                                         ----------    -----------    -----------    -----------
          Total revenues...............   4,778,894      1,596,951      8,452,742      2,652,779
                                         ----------    -----------    -----------    -----------
Cost of revenues:
  Cost of software licenses............     165,659        123,208        415,465        156,508
  Cost of services and maintenance.....   1,240,470        712,711      2,040,627      1,389,444
                                         ----------    -----------    -----------    -----------
          Total cost of revenues.......   1,406,129        835,919      2,456,092      1,545,952
                                         ----------    -----------    -----------    -----------
Gross Profit...........................   3,372,765        761,032      5,996,650      1,106,827
Operating Expenses:
  Sales and marketing..................   1,987,996      1,010,101      3,678,078      1,329,792
  Research and development.............   1,560,078        736,183      2,782,542      1,344,410
  General and administrative...........     370,944        379,862        865,580        554,483
                                         ----------    -----------    -----------    -----------
          Total operating expenses.....   3,919,018      2,126,146      7,326,200      3,228,685
                                         ----------    -----------    -----------    -----------
Loss from operations...................    (546,253)    (1,365,114)    (1,329,550)    (2,121,858)
Other income (expense), net............      17,118          7,504         16,015          9,131
                                         ----------    -----------    -----------    -----------
Loss before provision for income
  taxes................................    (529,135)    (1,357,610)    (1,313,535)    (2,112,727)
Provision for income taxes.............          --             --             --             --
                                         ----------    -----------    -----------    -----------
Net loss...............................  $ (529,135)   $(1,357,610)   $(1,313,535)   $(2,112,727)
                                         ==========    ===========    ===========    ===========
Net loss per common share..............  $    (0.08)   $     (0.24)   $     (0.21)   $     (0.38)
                                         ==========    ===========    ===========    ===========
Weighted average shares of common stock
  outstanding..........................   6,467,603      5,618,209      6,281,009      5,503,512
                                         ==========    ===========    ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                           NEW ERA OF NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED JUNE 30,
                                                              ---------------------------
                                                                  1997           1996
                                                              ------------    -----------
Cash flows from operating activities:
  Net loss..................................................  $ (1,313,535)   $(2,112,761)
  Adjustments to reconcile net loss to net cash used in
     operating activities --
     Depreciation and amortization..........................       261,031        113,458
     Issuance of common stock and common stock options for
       services.............................................            --         65,500
     Changes in assets and liabilities --
       Accounts receivable..................................    (2,558,223)      (944,826)
       Prepaid expenses and other...........................      (560,387)      (243,181)
       Accounts payable.....................................       649,506        271,699
       Accrued liabilities..................................       580,997        257,878
       Deferred revenue.....................................       147,204          4,500
                                                              ------------    -----------
          Net cash used in operating activities.............    (2,793,407)    (2,587,733)
                                                              ------------    -----------
Cash flows from investing activities:
  Purchase of short-term investments........................            --             --
  Proceeds from sale of short-term investments..............            --        102,532
  Purchase of property and equipment........................      (400,819)      (673,481)
                                                              ------------    -----------
          Net cash used in investing activities.............      (400,819)      (570,949)
                                                              ------------    -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................    33,226,290             --
  Common stock issuance costs...............................    (2,757,950)            --
  Proceeds from issuance of preferred stock.................            --      7,510,000
  Preferred stock issuance costs............................            --        (33,803)
  Proceeds from note payable to stockholder.................            --        104,709
  Payments on note payable to stockholder...................            --       (104,709)
  Proceeds from notes payable to banks......................       600,000         67,095
  Principal payments on notes payable to banks..............    (2,142,830)        (3,060)
                                                              ------------    -----------
          Net cash provided by financing activities.........    28,925,510      7,540,232
                                                              ------------    -----------
Net increase (decrease) in cash and cash equivalents........    25,731,284      4,381,550
Cash and cash equivalents, beginning of period..............     3,387,466      1,135,027
                                                              ------------    -----------
Cash and cash equivalents, end of period....................  $ 29,118,750    $ 5,516,577
                                                              ============    ===========
Supplemental disclosures of non-cash transactions:
  Conversion of preferred stock to common...................  $ 11,385,000    $        --
                                                              ============    ===========
  Accrued common stock offering costs.......................  $    660,000    $        --
                                                              ============    ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                           NEW ERA OF NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying consolidated interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's Registration Statement on Form S-1 (No. 333-20189) and related Prospectus dated June 18, 1997. The consolidated results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 1997. The December 31, 1996, balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The accompanying unaudited consolidated interim financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. INITIAL PUBLIC OFFERING

     In June 1997, the Company completed its initial public offering and issued 2,760,000 shares of its Common Stock to the public at a price of $12.00 per share, with proceeds to the Company of approximately $29.8 million, net of underwriting discounts and other offering costs. Upon completion of the offering, all outstanding shares of Series A, Series B, and Series C Preferred Stock (a total of 20,016,963 shares) were converted into 4,448,209 shares of Common Stock. In July 1997, the underwriters exercised their over-allotment option and purchased an additional 414,000 shares of Common Stock at $12.00 per share from the Company with net proceeds to the Company of approximately $4.6 million.

3. NET LOSS PER COMMON SHARE

     Net loss per common share is computed using the weighted average number of outstanding shares of Common Stock (assuming conversion of the Preferred Stock occurred on the date of its issuance) and Common Stock equivalent shares from Common Stock options and warrants. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, Common Stock and Common Stock equivalent shares issued by the Company at prices significantly below the assumed public offering price during the twelve month period prior to the proposed offering date (using the treasury stock method) have been included in the calculation as if they were outstanding since January 1, 1996 regardless of whether they are antidilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share". The purpose of SFAS No. 128 is to simplify the computation of earnings per share ("EPS") and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. The effective date for the application of SFAS No. 128 for both interim and annual periods is after December 15, 1997. Earlier application is not permitted. The Company has not determined the impact that the application of SFAS No. 128 will have on the Company's EPS calculation.

                         PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains certain trend analysis and other forward-looking statements. Words such as "anticipate," "believe," "plan," "estimate," " expect," "seek," and "intend" and words of similar import are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to business and economic risks and uncertainties which are difficult to predict. Therefore, the Company's actual results of operations may differ materially from those expressed or forecasted in the forward-looking statements as a result of a number of factors, including those set forth in this discussion under "Certain Factors That May Affect Future Results" and other risks detailed from time to time in reports filed with the Securities and Exchange Commission. In addition, the discussion of the Company's results of operations should be read in conjunction with matters described in detail in the Company's Prospectus dated June 18, 1997, including the "Risk Factors" set forth therein.

OVERVIEW

     The Company began operations in January 1994 to develop, market and support enterprise software for application integration. In 1994 and 1995, the Company was in the development stage and was principally focused on product development and the assembling of its management team and infrastructure. The Company completed and commercially introduced its initial version of NEONet in January 1996. In November 1996, the Company commenced shipment to customers of Release
3.0 of NEONet, which provided additional capabilities for effective enterprise-wide application integration. Software license revenues were not significant until the initial introduction of the NEONet software in January 1996 and, more significantly, the release of NEONet version 2.2 in June 1996. In March 1997, the Company announced the availability of Release 3.1 of NEONet which contained, among other enhancements, an improved graphical user interface. Since the initial release of NEONet in January 1996, a substantial portion of the Company's revenues have been attributable to licenses of NEONet and related services. The Company currently expects that revenues attributable to NEONet and related services will continue to account for a substantial majority of the Company's revenues at least through 1997. Accordingly, the Company's future operating results will be dependent upon the level of market acceptance of, and demand for, NEONet.

     In view of the Company's limited operating history, recent growth and other factors enumerated under "Certain Factors That May Affect Future Results," the Company believes that quarter-to-quarter comparisons of its financial results should not be relied upon as an indication of future performance, and operating results may fluctuate from quarter to quarter in the future.

REVENUES

     Total revenues for the quarter ended June 30, 1997 were $4.8 million as compared with $1.6 million for the quarter ended June 30, 1996, an increase of 199%. Total revenues for the six months ended June 30, 1997 were $8.5 million as compared with $2.7 million for the six months ended June 30, 1996. This growth was primarily attributable to the substantial increase in software licenses revenues following the introduction of NEONet version 2.2 in June 1996.

     Software licenses revenues for the quarter ended June 30, 1997 were $3.2 million as compared with $411,000 for the quarter ended June 30, 1996, and represented 67% of total revenues for the quarter ended June 30, 1997, as compared with 26% of total revenues for the quarter ended June 30, 1996. Software license revenues were $5.7 million for the six months ended June 30, 1997, as compared with $522,000 for the six months ended June 30, 1996, and represented 67% of total revenues for the six months ended June 30, 1997, as compared with 20% of total revenues for the six months ended June 30, 1996. The increase in software licenses revenues, both in absolute dollars and as a percentage of total revenues, reflects a growing market awareness of the Company's products, the continuing development of an installed base of customers to serve as references for additional customers, the additional functionality of NEONet, and growing market acceptance of the Company's software products, particularly in the financial services industry. Additionally, the increase in software licenses revenues in 1997 was attributable to sales to new customers, expansion of the direct sales force and indirect channels.

     Services and maintenance revenues for the quarter ended June 30, 1997 were $1.6 million as compared with $1.2 million for the quarter ended June 30, 1996, an increase of 32%. Services and maintenance revenues were $2.8 million for the six months ended June 30, 1997, as compared with $2.1 for the six months ended June 30, 1996, an increase of 31%. This growth was primarily due to a larger installed base of customers purchasing maintenance services for new and existing software licenses. The growth in services and maintenance revenues was affected by the completion of the Merrill Lynch service engagement in the quarter ended June 30, 1996, which accounted for approximately 65% of the services and maintenance revenue in the six month period ended June 30, 1996.

     During the three and six month periods ended June 30, 1997, the Company's largest customer during these periods accounted for 41% and 26%, respectively, of total revenues.

COST OF REVENUES

     Cost of revenues consists of costs of software licenses and costs of services and maintenance. Cost of software licenses consists primarily of royalty payments under an agreement to pay certain royalties to Merrill Lynch until such royalties reach $1.9 million. The Company accrued royalties at 30% of NEONet license fees in 1996 and at 10% during the six months ended June 30, 1997. Royalty expenses are accounted for as cost of software licenses. As of June 30, 1997, total accrued royalties due to Merrill Lynch were approximately $1.45 million, of which $313,000 has been paid. The Company expects that the remaining royalty obligation will be satisfied by the end of fiscal 1997.

     Total cost of revenues were $1.4 million and $2.5 million, respectively, in the three and six months ended June 30, 1997, as compared with $836,000 and $1.5 million, respectively, in the three and six months ended June 30, 1996. Total cost of revenues as a percentage of total revenues was 29% in both the three and six months ended June 30, 1997, as compared with 52% and 58%, respectively, in the three and six months ended June 30, 1996. The decrease in total cost of revenues as a percentage of total revenues was primarily attributable to the significant growth in software licenses revenues which carries a substantially lower cost than services and maintenance revenues.

     Cost of software licenses were $166,000 and $415,000, respectively, in the three months and six months ended June 30, 1997, as compared with $123,000 and $157,000, respectively, in the three and six months ended June 30, 1996. Cost of software licenses as a percentage of software licenses revenue was 5% and 7%, respectively, in the three and six months ended June 30, 1997, respectively, as compared with 30% in both the three and six months ended June 30, 1996. This percentage decrease was due principally to a decrease in the royalty rate applicable to software license sales of NEONet from 30% in the 1996 periods to 10% in the three and six month periods ended June 30, 1997. Additionally, the increase in sales of non royalty-bearing software licenses contributed to the decline in cost of software licenses as a percentage of software licenses revenue.

     Cost of services and maintenance consists primarily of personnel, facility and system costs incurred in providing consulting services, customer care (maintenance and support) and training. Cost of services and maintenance was $1.2 million and $2.0 million, respectively, for the three and six months ended June 30, 1997, as compared with $713,000 and $1.4 million, respectively, in the three and six months ended June 30, 1996. Cost of services and maintenance, as a percentage of services and maintenance revenues, was 79% and 73%, respectively, in the three month and six month periods ended June 30, 1997, as compared with 60% and 65%, respectively, for the three and six month periods ended June 30, 1996. This increase was due largely to the increased use of contract labor, at a higher cost, to fulfill customer requirements. The Company plans to replace some subcontractors with internal resources, but expects that contract labor will continue to be used in some engagements to meet specialized requirements.

OPERATING EXPENSES

  Research and Development

     Research and development expenses were $1.6 million and $2.8 million, respectively, in the three and six months ended June 30, 1997, as compared with $736,000 and $1.3 million in the corresponding three and six month periods ended June 30, 1996, representing an increase of 112% and 107% over the three and six month comparative periods of 1996. The increase in research and development expenses is primarily attributable to hiring of additional technical personnel engaged in software development activities. As a percentage of total revenues, research and development expenses decreased to 34% and 33%, respectively, for the three and six month periods ended June 30, 1997, from 46% and 51%, respectively, for the three and six month periods ended June 30, 1996, due to the significant growth in software licenses revenues. Research and development expenses have been expensed as incurred. No software development costs have been capitalized to date in accordance with Statement of Financial Accounting Standards No. 86.

  Sales and Marketing

     Sales and Marketing expenses consist primarily of salaries for sales and marketing personnel, commissions, and promotional expenses. Sales and marketing expenses were $2.0 million and $3.7 million, respectively, for the three and six months ended June 30, 1997, as compared with $1.0 and $1.3 million, respectively, for the three and six months ended June 30, 1996, representing an increase of 97% and 177%, respectively, for the 1997 periods over the 1996 comparative periods. These increases were due primarily to the Company's expansion of its overall sales and marketing resources and business infrastructure. As a percentage of total revenues, sales and marketing expenses decreased to 42% and 44%, respectively, for the three and six month periods ended June 30, 1997, from 63% and 50%, respectively, for the three and six month periods ended June 30, 1996, due to the significant increase in revenues from software licenses. The Company expects to continue to expand its direct sales force and, in particular, increase its international presence, as well as continue to develop its indirect distribution channels and increase promotional activity. Accordingly, the Company expects sales and marketing expenses to continue to grow in absolute dollars, although such expenditures may vary as a percentage of total revenues depending upon the rate of growth of the Company's revenue, if any.

  General and Administrative

     General and administrative expenses consist primarily of salaries and related costs, and outside professional fees associated with the finance, legal, human resources, and administrative functions of the Company. General and administrative expenses were $371,000 and $866,000, respectively, for the three and six month periods ended June 30, 1997, as compared with $380,000 and $554,000, respectively, for the three and six month periods ended June 30, 1996. As a percentage of total revenues, general and administrative expenses decreased substantially in the comparative three and six month periods from 1996 to 1997 due principally to economies of scale associated with increased revenues. The Company expects general and administrative expenses to grow in absolute dollars as the Company implements additional management information systems associated with business growth, as well as incurring costs incident to being a publicly-held company.

OTHER INCOME, NET

     The Company did not report material amounts in any period. However, the Company anticipates that other income will increase substantially due to interest income received from proceeds from the public offering and interest expense will decline due to the repayment of bank debt.

PROVISION FOR TAXES

     The Company has reported no income tax expense or benefit in any period. As of June 30, 1997, the net deferred tax asset of approximately $3.5 million was offset by a valuation allowance of a like amount. The comparable figure for December 31, 1996 was $2.7 million.

NET LOSS

     The Net Loss for the second quarter of 1997 was $530,000, or $0.08 per share on an average of 6.47 million shares outstanding, compared to a loss of $1.4 million, or $0.24 per share on an average of 5.62 million shares outstanding, for the second quarter of 1996. For the first half of 1997, the net loss was $1.3 million, or $0.21 per share on an average of 6.28 million shares outstanding, compared to a loss of $2.1 million, or $0.38 per share, on an average of 5.5 million shares outstanding for the first half of 1996. The number of shares outstanding and per share amounts have been restated to reflect a 2-for-9 reverse stock split and conversion of preferred shares in effect as of June 30, 1997. The reduction in net loss results primarily from the growth in the Company's total revenues, in particular the growth of software licenses revenues, exceeding the growth in costs and expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position strengthened with the receipt of $29.8 million in proceeds (net of underwriting discounts and other offering costs) from the public offering in June 1997. Cash and cash equivalents increased to $29.1 million at June 30, 1997, compared to $3.4 million at December 31, 1996. An additional $4.6 million in net proceeds was received by the Company pursuant to the exercise of the underwriters' over-allotment option in July 1997. Although the Company has a revolving credit line in place, Notes Payable to banks declined to zero as of June 30, 1997, compared to $1.5 million as of December 31, 1996.

     Cash usage from operating activities was $2.8 million in the six months ended June 30, 1997, compared to usage of $2.6 million in the comparable period of 1996, reflecting a reduction in net loss of $800,000, which was partially offset by an increase in working capital, primarily accounts receivable, of $1.0 million.

     Capital expenditures were $401,000 in the six months ended June 30, 1997, compared to $673,000 in the comparable 1996 period. The higher capital expenditures in the six months ended June 30, 1996 were largely due to basic infrastructure expenses in the 1996 period.

     The Company believes that its existing balance of cash and cash equivalents will be sufficient to meet the Company's working capital and capital expenditure needs for at least the next twelve months. Thereafter, the Company may require additional sources of funds in order to continue to support its business. There can be no assurance that such capital, if needed, will be available or will be available on terms acceptable to the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Limited Operating History; History of Operating Losses; Accumulated Deficit. The Company was formed in 1993, and installed NEONet at its first customer site in January 1996. The Company commercially introduced its initial version of NEONet in January 1996. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. Prior to 1996, the Company recorded only nominal product revenue, and the Company has never been profitable on a quarterly or annual basis. The Company may not be profitable for several quarters, and may never achieve profitability unless revenues increase substantially. At June 30, 1997, the Company had an accumulated deficit of approximately $9.3 million. The Company's limited operating history makes the prediction of future operating results difficult or impossible. The Company's prospects must be evaluated in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stage of their development. The new and rapidly evolving markets in which the Company operates makes these risks, uncertainties, expenses and difficulties particularly pronounced. In order to address these risks and uncertainties the Company must, among other things, successfully implement its sales and marketing strategy, expand its direct sales channels, develop its indirect distribution channels, respond to competitive and other developments in the application integration software market, attract and retain qualified personnel, continue to develop and upgrade its products and technology more rapidly than competitors, and commercialize its products and services that incorporate existing and future technologies. There can be no assurance that the Company will be able to successfully implement any of its strategies or successfully address these risks and uncertainties, or that the Company will achieve or sustain profitability on a quarterly or annual basis in the future.

     Uncertainty of Future Operating Results; Lengthy Sales Cycle; Fluctuations in Quarterly Results. Although the Company has experienced significant revenue growth in recent periods, such growth rates may not be sustainable and are not necessarily indicative of future operating results and operating margins. The Company's quarterly operating results have fluctuated significantly in the past and may vary significantly in the future. Future operating results will depend on many factors, including, among others, the growth of the application integration software market, the size and timing of software licenses, the delay or deferral of customer implementations, the ability of the Company to maintain or increase market demand for the Company's products, the timing of new product announcements and releases by the Company, competition by existing and emerging competitors in the application integration software market, the ability of the Company to expand its direct sales force and develop indirect distribution channels, the Company's success in developing and marketing new products and controlling costs, budgeting cycles of customers, product life cycles, software defects and other product quality problems, the mix of products and services sold, international expansion, and general domestic and international economic and political conditions. A significant portion of the Company's revenues has been, and the Company believes will continue to be, derived from a small number of relatively large customer contracts or arrangements, and the timing of revenue recognition from such contracts and arrangements has caused and may continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. Quarterly revenues and operating results typically depend upon the volume and timing of customer contracts received during a given quarter, and the percentage of each such contract which the Company is able to recognize as revenue during each quarter, each of which is difficult to forecast. In addition, as is common in the software industry, a substantial portion of the Company's revenues in a given quarter historically have been recorded in the third month of that quarter, with a concentration of such revenues in the last two weeks of the third month. To the extent this trend continues, any failure or delay in the closing of orders during the last part of any given quarter will have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, the timing of license revenue is difficult to predict because of the length and variability of the Company's sales cycle. The purchase of the Company's products by its customers typically involves a significant technical evaluation and commitment of capital and other resources, with the attendant delays frequently associated with customers' internal procedures to approve large capital expenditures and to test, implement and accept new technologies that affect key operations. This evaluation process frequently results in a lengthy sales process of several months and subjects the sales cycle associated with the purchase of the Company's products to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews. The length of the Company's sales cycle may vary substantially from customer to customer, particularly for customers within different vertical market segments. The Company's operating expense levels are relatively fixed and are based in part on expectations of future revenues. Consequently, any delay in the recognition of revenue from quarter to quarter could result in operating losses. To the extent that such operating expenses precede, or are not subsequently followed by, increased revenues, the Company's operating results would be materially adversely affected.

     As a result of these and other factors, the Company believes that period-to-period comparisons of its historical results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. It is possible that the Company's future quarterly operating results from time to time may not meet the expectations of stock market analysts or investors, which would likely have an adverse effect on the market price of the Company's Common Stock.

     Dependence Upon Emerging Market for Application Integration Software. Substantially all of the Company's revenues to date have been attributable to sales of application integration software products and services, and the Company expects that substantially all revenues in the foreseeable future will be derived from such products. The market for application integration software is relatively new and emerging. The Company's future financial performance will depend, to a large extent, on continued growth in the number of organizations demanding software and services for application integration and seeking outside vendors to develop, manage and maintain the integration software used for their mission-critical applications. Many potential customers for third-party application integration software have made significant investments in internally developed integration systems, and are highly dependent upon the continued use of such internally developed systems. The dependence of organizations on such internally developed systems coupled with the significant costs required to shift to third-party products may substantially inhibit future demand for third-party application integration software products, such as those offered by the Company. There can be no assurance that the market for application integration software products and services will continue to grow. If the application integration market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results, and financial condition would be materially adversely affected.

     The Company intends to continue to devote considerable resources educating potential customers about application integration software. Even if a sizable market for third-party application integration continues to develop, there can be no assurance that such expenditures or any other marketing efforts will enable the Company's products to achieve or sustain any significant degree of market acceptance. If the Company is unsuccessful in establishing broad market acceptance for its current and future products, the Company's future growth, financial condition and results of operations will be materially adversely affected.

     Product Concentration. A substantial portion of the Company's revenues have been attributable to licenses of NEONet and related services. The Company currently expects that revenues attributable to NEONet and related services will continue to account for a substantial majority of the Company's revenues at least through 1997. Accordingly, the Company's future operating results will be dependent upon the level of market acceptance of, and demand for, NEONet. The Company's future performance will, to a large extent, depend upon the successful development, introduction and customer acceptance of new and enhanced releases of NEONet and other products. There can be no assurance that the Company's products will achieve continued market acceptance or that the Company will be successful in marketing any new or enhanced products. In the event that the Company's current or future competitors release new products that have more advanced features, offer better performance or are more price competitive than NEONet, demand for the Company's products may decline. A decline in demand for NEONet as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, financial condition and results of operations.

     Customer Concentration; Dependence Upon Financial Institutions Industry; Risks of New Targeted Market Segments. A relatively small number of customers account for a significant percentage of the Company's revenues. For the year ended December 31, 1996, sales to Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), ADP Financial Information Services, JP Morgan & Co. and SunGard Financial Systems accounted for 22%, 16%, 14% and 13% of total revenues, respectively. For the three and six months ended June 30, 1997, the Company's largest customer contract accounted for 41% and 26%, respectively, of the Company's total revenues. There can be no assurance that these customers or other customers of the Company will continue to purchase the Company's products in the future. The Company's failure to add new customers that make significant purchases of the Company's products and services would have a material adverse effect on the Company's business, financial condition and result of operations.

     To date, the Company's revenues have been derived primarily from sales to large banks and financial institutions. During the year ended December 31, 1996 and the six-month period ended June 30, 1997, sales to banks and financial institutions accounted for 80% and 76%, respectively, of the Company's total revenues. The Company's marketing strategy calls for the Company to increase its penetration of the financial institutions market segment and to focus other sales efforts on additional vertical market segments, principally health care, telecommunications and manufacturing. Accordingly, the Company expects that revenues attributable to the financial institutions market segment will continue to account for a substantial portion of the Company's revenues in the near future. Any factors affecting the health of the financial services industry, or other targeted vertical market segments that contain a significant portion of the Company's customer base, could affect the purchasing patterns of the Company's customers within these industries, which would have a material adverse effect on the Company's business, operating results and financial condition.

     The Company has only limited experience in marketing its products to customers outside of the financial institutions industry. The additional market segments currently targeted by the Company are likely to have significantly different market characteristics than the financial institutions segment, and licensing NEONet products in such other segments may require pricing structures, sales methods, sales personnel, consulting services and customer support that differ from those previously used by the Company. There can be no assurance that the Company will be successful in achieving significant market acceptance or penetration in the additional segments targeted by the Company. If the Company is unsuccessful in penetrating additional vertical market segments, its future growth, financial condition and results of operations will be materially adversely affected.

     Management of Growth. The Company is currently experiencing a period of rapid growth that has placed and is expected to continue to place a strain on the Company's administrative, financial and operational resources. From January 1, 1996 through June 30, 1997, the size of the Company's staff increased from 35 to 170 full time equivalent employees. Except for George F. (Rick) Adam, Jr., the Company's Chief Executive Officer, and Harold A. Piskiel, the Company's Senior Vice President, Chief Technical Officer, almost all of the Company's senior management joined the Company in 1996. Most of the Company's senior managers have worked together at the Company for only a brief period. In addition, the Company expanded geographically by adding sales personnel in New York City, Chicago, Houston, San Francisco, Philadelphia, Atlanta and London, England. The Company may further expand into these regions or into others through internal growth or through acquisitions of related companies and technologies, although no such acquisitions are currently being negotiated. Such expansion may strain management's ability to successfully integrate its operations throughout these regions. Any additional growth within a short time period may divert management attention from day-to-day operations, which could have a material adverse effect on the Company's business, financial condition, and operating results.

     The Company's ability to manage its staff and facilities growth effectively will require it to continue to improve its operational, financial and management controls, reporting systems and procedures, to install new management information and control systems and to expand, train, motivate and manage its work force. There can be no assurance that the Company will install such management information and control systems in an efficient and timely manner or that the new systems will be adequate to support the Company's level of operations. If the Company's management is unable to manage growth effectively and new employees are unable to achieve targeted performance levels, the Company's business, operating results and financial condition would be materially adversely affected.

     Integration of Potential Acquisitions and Joint Ventures. The Company may from time to time engage in acquisitions of companies with complementary products and services in the application integration or other related software markets. Although no such acquisitions are currently being negotiated, any future acquisitions would expose the Company to increased risks, including those associated with the assimilation of new operations and personnel, the diversion of financial and management resources from existing operations, and the inability of management to integrate successfully acquired businesses, personnel and technologies. Furthermore, there can be no assurance that the Company will be able to generate sufficient revenues from any such acquisition to offset associated acquisition costs, or that the Company will be able to maintain uniform standards of quality and service, controls, procedures and policies, which may result in the impairment of relationships with customers, employees, and new management personnel. Certain acquisitions may also result in additional stock issuances which could be dilutive to the Company's stockholders. The Company may also evaluate, on a case-by-case basis, joint venture relationships with certain complementary businesses. Any such joint venture investment would involve many of the same risks posed by acquisitions, particularly those risks associated with the diversion of resources, the inability to generate sufficient revenues, the management of relationships with third parties, and potential additional expenses, any of which could have a material adverse effect on the Company's business, financial condition or operating results.

     Competition. The market for the Company's products is intensely competitive and is expected to become increasingly competitive as current competitors expand their product offerings and new competitors enter the market. In this regard, the Company believes that the application integration market is relatively new, such that there is great likelihood that additional, significant competitors will enter the market. The Company's current competitors include a large number of companies offering one or more solutions to the application integration problem, some of which are directly competitive with NEONet.

     To date, the Company has faced competition and sales resistance from the internal information technology departments of potential customers that have developed or may develop in-house systems that may substitute for those offered by the Company. The Company expects that internally developed application integration systems will continue to be a principal source of competition for the foreseeable future. In particular, the Company has had difficulties making sales to organizations whose internal development groups have already progressed significantly toward completion of systems that the Company's products might replace, or where the underlying technologies used by such groups differ fundamentally from the Company's.

     The Company's competitors also include software vendors targeting the enterprise-wide application integration market through various technological solutions. For example, IBM, Microsoft, BEA and others provide messaging and queuing solutions that compete with the NEONet Messaging and Queuing module. In the future these vendors could elect to provide a more complete integration solution that would also compete with NEONet's dynamic formatting and rules-based engine modules. In addition, a large number of other companies provide alternative solutions to application integration utilizing other technologies such as data synchronization and transaction monitoring, and a limited number of companies such as TIBCO, Inc. offer subject-based publish/subscribe messaging systems designed to operate similarly to NEONet. The Company also faces competition from relational database vendors such as IBM, Oracle, Informix, Sybase and Microsoft, whose products currently compete with NEONet to some extent and are likely to compete more directly in the future.

     The Company also may face competition from systems integrators and professional service organizations, such as Andersen Consulting, Ernst & Young and KPMG Peat Marwick, which design and develop custom systems and perform custom integration. Certain of these firms may possess industry specific expertise or reputations among potential customers for offering enterprise solutions to application integration needs. These systems integration and consulting firms can be resellers of the Company's products and may engage in joint marketing and sales efforts with the Company. The Company relies upon such firms for recommendations of NEONet products during the evaluation stage of the purchase process, as well as for implementation and customer support services. These systems integration and consulting firms may have similar, and often more established, relationships with the Company's competitors, and there can be no assurance that these firms will not market or recommend software products competitive with the Company's products in the future.

     Most of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition, and a larger installed base of customers than the Company. In addition, many of the Company's competitors have well-established relationships with current and potential customers of the Company, have extensive knowledge of the application integration industry, and are capable of offering a single-vendor solution. As a result, the Company's competitors may be more able than the Company to devote significant resources toward the development, promotion and sale of their products and to respond more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that the competition will increase as a result of software industry consolidations. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive pressure faced by the Company will not materially adversely affect its business, operating results, and financial condition.

     Rapid Technological Change; Limited Platform Coverage; Dependence on New Products. The market in which the Company competes is characterized by rapid technological change, frequent new product introductions and enhancements, changes in customer demands and evolving industry standards. The introduction of products incorporating new technologies and the emergence of shifting customer requirements, or changing industry standards, could render certain of the Company's existing products obsolete. The technological life cycles of the Company's products are difficult to estimate, and may vary across vertical market segments. The Company's future success will depend upon its ability to continue to enhance its current product line and to continue to develop and introduce new products that keep pace with competitive and technological developments. Such developments will require the Company to continue to make substantial product development investments.

     The Company currently serves, and intends to continue to serve, a customer base with a wide variety of hardware, software, database, and networking platforms. To gain broad market acceptance, the Company believes that in the future it must support NEONet on a variety of platforms. The Company's product currently does not support all major platforms, and there can be no assurance that the Company will adequately expand its database and platform coverage to service potential customers, or that such expansion will be sufficiently rapid to meet or exceed platform and database coverage of competitors.

     The success of the Company's products will depend on various factors, including the ability to integrate the Company's products with customer platforms as compared to competitive offerings, the portability of the Company's products, particularly the number of hardware platforms, operating systems and databases that the Company's products can source or target, the integration of additional software modules under development with existing products, and the Company's management of software development being performed by third party developers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to these technological changes, shifting customer tastes, or evolving industry standards, or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products. If the Company is unable to develop and introduce new products or enhancements of existing products in a timely manner or if the Company experiences delays in the commencement of commercial shipments of new products and enhancements, the Company's business, operating results and financial condition would be materially adversely affected.

     Risks Associated with Expanding Distribution; Indirect Distribution Channel Risks. To date, the Company has sold its products primarily through direct sales and has supported its customers with its technical and customer support staff. The Company's ability to achieve significant revenue growth in the future will depend in large part on its ability to recruit and train sufficient direct sales, technical and customer personnel, particularly additional sales personnel focusing on the new vertical market segments targeted by the Company's marketing strategy. The Company has at times experienced and continues to experience difficulty in recruiting qualified sales, technical and support personnel. Any failure by the Company to rapidly and effectively expand its direct sales force and its technical and support staff could materially adversely affect the Company's business, financial condition and operating results.

     The Company believes that future growth will depend upon its success in developing and maintaining strategic relationships with distributors, resellers, and systems integrators. While the Company's current strategy is to increase the proportion of customers served through these indirect channels, indirect channel sales have not accounted for significant revenue to date. The Company is currently investing, and plans to continue to invest, significant resources to develop the indirect channel, which could adversely affect the Company's operating results if the Company's efforts do not generate license revenues necessary to offset such investment. The Company's inability to recruit and retain qualified third-party distributors, VARs and systems integrators could adversely affect the Company's results of operations. The Company's success in selling into this indirect distribution channel could also adversely affect the Company's average selling prices and result in lower gross margins, since lower unit prices are typically charged on sales through indirect channels.

     Dependence on Key Personnel; Ability to Attract and Retain Personnel. The Company's future success will depend in large part upon the continued service of its key technical, sales and senior management personnel, none of whom is bound by an employment agreement. The loss of any of the Company's senior management or other key research, development, sales and marketing personnel, particularly if lost to competitors, could have a material adverse effect on the Company's business, financial condition and operating results. The Company's future success will depend in large part upon its ability to attract, retain and motivate highly skilled employees. There is significant competition for employees with the skills required to perform the services offered by the Company and there can be no assurance that the Company will be able to continue to attract and retain sufficient numbers of highly skilled employees. Because of the complexity of the application integration software market, the Company has in the past experienced, and expects in the future to experience, a significant time lag between the date on which technical and sales personnel are hired and the time at which persons become fully productive. If the Company is unable to manage the post-sales process effectively, its ability to attract repeat sales or establish strong account references could be adversely affected, which may materially affect the Company's business, operating results and financial condition.

     Protection of Intellectual Property; Risks of Infringement. The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company relies on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect its proprietary rights. The Company presently has no patents, but has three patent applications pending. Despite the Company's efforts to protect its proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. Moreover, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. In addition, attempts may be made to copy or reverse engineer aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Accordingly, there can be no assurance that the Company will be able to protect its proprietary rights against unauthorized third-party copying or use, which could materially adversely affect the Company's business, operating results or financial condition. Moreover, there can be no assurance that others will not develop products that infringe the Company's proprietary rights, or that are similar or superior to those developed by the Company. Policing the unauthorized use of the Company's products is difficult and litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results or financial condition.

     As is common in the software industry, the Company from time to time receives notices from third parties claiming infringement by the Company's products of third-party proprietary rights. On July 1, 1996, the Company was notified that the Company's products may infringe proprietary rights of New Paradigm Software Corp. ("New Paradigm"), an application integration software company. New Paradigm alleged that NEONet's formatter will infringe certain claims set forth in a patent application filed in the United States and Europe. The Company does not believe such allegations have merit and, if pursued by New Paradigm, the Company intends to vigorously defend such claim. There can be no assurance, however, that other third parties will not claim infringement by the Company with respect to current or future products. The Company expects that application integration software developers will increasingly be subject to infringement claims as the number of products in different industry segments overlap. In this regard, the Company is aware that one of its competitors has a U.S. patent covering certain aspects of publish/subscribe messaging systems. This competitor has invited the Company to consider discussing a license under its patent. The Company believes its NEONet product does not infringe any valid claim of the patent. However, any claims, including the specific claim by New Paradigm or any other infringement claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect upon the Company's business, financial condition and operating results. There can be no assurance that such royalty or licensing agreements, if required, would be available on terms acceptable to the Company, or at all. Moreover, the cost of defending patent litigation could be substantial, regardless of the outcome. There can be no assurance that legal action claiming patent infringement will not be commenced against the Company, or that the Company would necessarily prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. In the event a patent claim against the Company was successful and the Company could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, the Company's business, financial condition and operating results would be materially adversely affected.

     The Company is also aware that a number of organizations are utilizing the names Neon, New Era and NEONet as either a trademark or tradename or both. In particular, the Company has received notices from NEON Systems, Inc. and Neon Software, Inc. alleging the Company's use of NEON as a tradename and/or trademark violates such respective companies' proprietary rights. Such claims or any additional claims against the Company alleging trademark or tradename infringement could be time-consuming and result in costly litigation. A successful claim regarding the infringement of a trademark and/or tradename could result in substantial monetary damages against the Company or an injunction prohibiting the use by the Company of the particular trademark or tradename. Any such injunction could materially adversely affect the Company's corporate or product name recognition and marketing efforts. Accordingly, any monetary damages or injunction could have a material adverse effect upon the Company's business, financial condition and operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Effective June 17, 1997, the following proposals were approved by the written consent of the Company's stockholders:

                                                                   AFFIRMATIVE    NEGATIVE
                                                                      VOTES        VOTES
                                                                   -----------    --------
 1.  Proposal to elect George F. Adam, Jr., Harold A. Piskiel,      5,106,634        0
     Steve Lazarus, Mark L. Gordon, and James Reep to the
     Company's Board of Directors.
 2.  Proposal to amend and restate the Company's Certificate of     5,106,634        0
     Incorporation to increase the authorized Common Stock to
     45,000,000 shares, to authorize 2,000,000 shares of
     undesignated Preferred Stock and to effect certain other
     amendments.
 3.  Proposal to approve Indemnification Agreements between the     5,106,634        0
     Company and its officers and directors.
 4.  Proposal to amend and restate the Company's 1995 Stock         5,106,634        0
     Option Plan, as well as adopt a Director Stock Plan and an
     Employee Stock Purchase Plan.
 5.  Proposal to ratify the appointment of Arthur Andersen LLP      5,106,634        0
     as independent auditors for the fiscal year ending
     December 31, 1997.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON 8-K

     (a) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

     (b) Exhibit 27.1: Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            New Era of Networks, Inc.
                                               (Registrant)

                                            By:      /s/ STEPHEN WEBB
                                              ----------------------------------
                                                  Stephen Webb, Senior Vice
                                                           President,
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                      Accounting Officer)

Date: August 13, 1997

                                 EXHIBIT INDEX

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
   27.1       --   Financial Data Schedule