Form 10-Q
period 1997-09-30
NEW ERA OF NETWORKS INC
filed 1997-11-13
CIK 1028339

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 FOR THE
                        PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

          ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 FOR THE
                  TRANSITION PERIOD FROM          TO

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. YES [X] NO [ ]

     The number of shares of the issuer's Common Stock outstanding as of September 30, 1997 was 9,059,919.

================================================================================

                                     INDEX

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements
     Consolidated Balance Sheets............................    3
     Consolidated Statements of Operations..................    4
     Consolidated Statements of Cash Flows..................    5
     Notes to the Consolidated Financial Statements.........    6
  Item 2. Management's Discussion and Analysis of Financial
     Condition
     and Results of Operations..............................    8
  Item 3. Quantitative and Qualitative Disclosures about
     Market Risk............................................   19

PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.................................   20
  Item 2. Changes in Securities and use of proceeds.........   20
  Item 3. Defaults Upon Senior Securities...................   20
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   20
  Item 5. Other Information.................................   20
  Item 6. Exhibits and Reports on Form 8-K..................   20
  Signatures................................................   21

                         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           NEW ERA OF NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1997             1996
                                                              -------------    ------------
                                                               (UNAUDITED)
Current Assets:
  Cash and cash equivalents.................................  $ 26,343,629     $ 3,387,466
  Accounts receivable, net of an allowance for uncollectible
     accounts of $300,000 and $150,000, respectively........     6,696,010       2,229,417
  Unbilled revenue..........................................     2,261,319              --
  Prepaid expenses and other................................       761,744          83,984
                                                              ------------     -----------
          Total current assets..............................    36,062,702       5,700,867
                                                              ------------     -----------
Property and Equipment:
  Computer equipment and software...........................     1,789,856       1,132,049
  Furniture, fixtures and equipment.........................       565,709         363,720
  Leasehold improvements....................................        67,059          33,050
                                                              ------------     -----------
                                                                 2,422,624       1,528,819
  Less accumulated depreciation.............................      (821,837)       (401,364)
                                                              ------------     -----------
  Property and equipment, net...............................     1,600,787       1,127,455
                                                              ------------     -----------
Other Assets, net...........................................     1,419,109         244,416
                                                              ------------     -----------
          Total assets......................................  $ 39,082,598     $ 7,072,738
                                                              ============     ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $  2,165,657     $   469,640
  Accrued liabilities.......................................     1,774,639       1,369,634
  Notes payable to banks....................................       495,425       1,100,553
  Deferred revenue..........................................       625,167         175,300
                                                              ------------     -----------
          Total current liabilities.........................     5,060,888       3,115,127
Notes payable to banks......................................        32,284         442,277
                                                              ------------     -----------
          Total liabilities.................................     5,093,172       3,557,404
                                                              ------------     -----------
Stockholders' Equity:
  Preferred stock
     Series A, $.01 par value, convertible preferred stock,
       0 and 9,169,028 shares authorized; 0 and 9,169,028
       shares issued and outstanding........................            --       2,000,000
     Series B, $.01 par value, convertible preferred stock,
       0 and 6,183,339 shares authorized; 0 and 6,183,339
       shares issued and outstanding........................            --       1,875,000
     Series C, $.01 par value, convertible preferred stock,
       0 and 4,664,596 shares authorized; 0 and 4,664,596
       shares issued and outstanding........................            --       7,510,000
  Preferred stock, $.0001 par value, 2,000,000 and 0 shares
     authorized; 0 shares issued and outstanding............            --              --
                                                              ------------     -----------
          Total preferred stock.............................            --      11,385,000
  Common stock, $.0001 par value, 45,000,000 shares
     authorized; 9,059,919 and 1,359,091 shares issued and
     outstanding, respectively..............................           906             136
  Additional paid-in capital................................    46,048,552         141,543
  Accumulated deficit.......................................   (12,060,032)     (8,011,345)
                                                              ------------     -----------
          Total stockholders' equity........................    33,989,426       3,515,334
                                                              ------------     -----------
          Total liabilities and stockholders' equity........  $ 39,082,598     $ 7,072,738
                                                              ============     ===========

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                           NEW ERA OF NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                            -------------------------   -------------------------
                                               1997          1996          1997          1996
                                            -----------   -----------   -----------   -----------
Revenues:
  Software licenses.......................  $ 4,031,099   $   832,201   $ 9,691,279   $ 1,353,895
  Services and maintenance................    1,890,332       840,669     4,682,894     2,971,754
                                            -----------   -----------   -----------   -----------
          Total revenues..................    5,921,431     1,672,870    14,374,173     4,325,649
                                            -----------   -----------   -----------   -----------
Cost of revenues:
  Cost of software licenses...............      342,470       251,667       757,935       408,175
  Cost of services and maintenance........    1,148,282       454,907     3,188,909     1,844,351
                                            -----------   -----------   -----------   -----------
          Total cost of revenues..........    1,490,752       706,574     3,946,844     2,252,526
                                            -----------   -----------   -----------   -----------
Gross Profit..............................    4,430,679       966,296    10,427,329     2,073,123
Operating Expenses:
  Sales and marketing.....................    2,252,705     1,469,562     5,930,783     2,799,354
  Research and development................    2,107,922     1,141,251     4,890,464     2,485,661
  General and administrative..............      615,797       475,354     1,481,377     1,029,837
  Charge for acquired in-process research
     and development......................    2,600,000            --     2,600,000            --
  Amortization of intangibles.............       18,016            --        18,016            --
                                            -----------   -----------   -----------   -----------
          Total operating expenses........    7,594,440     3,086,167    14,920,640     6,314,852
                                            -----------   -----------   -----------   -----------
Loss from operations......................   (3,163,761)   (2,119,871)   (4,493,311)   (4,241,729)
Other income (expense), net...............      428,609        48,740       444,624        57,871
                                            -----------   -----------   -----------   -----------
Loss before provision for income taxes....   (2,735,152)   (2,071,131)   (4,048,687)   (4,183,858)
Provision for income taxes................           --            --            --            --
                                            -----------   -----------   -----------   -----------
Net loss..................................  $(2,735,152)  $(2,071,131)  $(4,048,687)  $(4,183,858)
                                            ===========   ===========   ===========   ===========
Net loss per common share.................  $     (0.30)  $     (0.34)  $     (0.56)  $     (0.73)
                                            ===========   ===========   ===========   ===========
Weighted average shares of common stock
  outstanding.............................    9,035,442     6,073,360     7,199,153     5,693,461
                                            ===========   ===========   ===========   ===========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           NEW ERA OF NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
Cash flows from operating activities:
  Net loss..................................................  $(4,048,687)   ($4,183,858)
  Adjustments to reconcile net loss to net cash used in
     operating activities --
     Depreciation and amortization..........................      445,617        216,700
     Charge for acquired in-process research and
      development...........................................    2,600,000             --
     Issuance of common stock and common stock options for
      services..............................................           --         65,500
     Changes in assets and liabilities --
       Accounts receivable..................................   (3,647,473)    (1,520,236)
       Unbilled revenue.....................................   (2,261,319)            --
       Prepaid expenses and other...........................     (596,024)      (119,936)
       Other assets.........................................     (340,384)      (160,841)
       Accounts payable.....................................      774,747        281,502
       Accrued liabilities..................................       90,976        752,850
       Deferred revenue.....................................      398,527         28,228
                                                              -----------    -----------
          Net cash used in operating activities.............   (6,584,020)    (4,640,091)
                                                              -----------    -----------
Cash flows from investing activities:
  Proceeds from sale of short-term investments..............           --        102,532
  Business combinations, net of cash acquired...............   (2,800,000)            --
  Purchase of property and equipment........................     (792,384)    (1,030,588)
                                                              -----------    -----------
          Net cash used in investing activities.............   (3,592,384)      (928,056)
                                                              -----------    -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................   38,381,640             --
  Common stock issuance costs...............................   (3,658,860)            --
  Proceeds from issuance of preferred stock.................           --      7,510,000
  Preferred stock issuance costs............................           --        (36,456)
  Proceeds from note payable to stockholder.................           --        104,709
  Payments on note payable to stockholder...................           --       (422,867)
  Proceeds from notes payable to banks......................      600,000      1,568,533
  Principal payments on notes payable to banks..............   (2,190,213)    (1,000,396)
                                                              -----------    -----------
          Net cash provided by financing activities.........   33,132,567      7,723,523
                                                              -----------    -----------
Net increase in cash and cash equivalents...................   22,956,163      2,155,376
Cash and cash equivalents, beginning of period..............    3,387,466      1,135,027
                                                              -----------    -----------
Cash and cash equivalents, end of period....................  $26,343,629    $ 3,290,403
                                                              ===========    ===========
Supplemental disclosures of non-cash transactions:
  Issuance of common stock to employees in exchange for
     services...............................................  $        --    $    40,000
                                                              ===========    ===========
  Issuance of common stock options and warrants in exchange
     for services...........................................  $        --    $    25,500
                                                              ===========    ===========
  Conversion of preferred stock to common...................  $11,385,000    $        --
                                                              ===========    ===========
  Accrued common stock offering costs.......................  $   200,000    $        --
                                                              ===========    ===========
  Accrued business combination costs........................  $   200,000    $        --
                                                              ===========    ===========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           NEW ERA OF NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

1. BASIS OF PRESENTATION.

     The accompanying consolidated interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's Registration Statement on Form S-1 and related Prospectus dated June 18, 1997. The consolidated results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 1997. The December 31, 1996, balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The accompanying unaudited consolidated interim financial statements reflect, in the opinion of management, all adjustments which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. INITIAL PUBLIC OFFERING.

     In June 1997, the Company completed its initial public offering and issued 2,760,000 shares of its Common Stock to the public at a price of $12.00 per share. The Company received approximately $29.7 million of cash, net of underwriting discounts, commissions and other offering costs. Upon completion of the offering, all outstanding shares of Series A, Series B, and Series C Preferred Stock (a total of 20,016,963 shares) were converted into 4,448,209 shares of Common Stock. In July 1997, the underwriters of the Company's initial public offering exercised their over-allotment option and purchased an additional 414,000 shares of Common Stock at $12.00 per share from the Company with net proceeds to the Company of approximately $4.6 million.

3. BUSINESS COMBINATION.

     Effective as of September 1, 1997, New Era of Networks Limited, a wholly-owned United Kingdom subsidiary of the Company ("NEON UK"), acquired all of the outstanding capital stock of Menhir Limited, a corporation organized under the laws of the United Kingdom ("Menhir") by means of a Share Purchase Agreement by and among Menhir, the shareholders of Menhir, and NEON UK (the "Purchase Agreement").

     The total purchase price of $2,800,000, plus fees and expenses of approximately $200,000, was paid in cash. The acquisition was accounted for under the purchase method of accounting, and accordingly, the operating results of Menhir have been included in the accompanying consolidated financial statements from the effective date of the acquisition.

     An independent valuation of Menhir's net assets was completed to assist in the allocation of the purchase price. Approximately $2,600,000 of the purchase price represented the intangible value of in-process research and development projects that had not yet reached technological feasibility. The related technology had no alternative future use and will require substantial additional development by the Company. This amount was

                           NEW ERA OF NETWORKS, INC.

charged to operations in the quarter ended September 30, 1997. A portion of the purchase price was also assigned to marketable software products ($460,000) and goodwill ($400,000) which are being amortized on a straight-line basis over three and seven year periods, respectively. Menhir's other assets and liabilities assumed are included in the accompanying balance sheet as of September 30, 1997.

4. NET LOSS PER COMMON SHARE.

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share". The purpose of SFAS No. 128 is to simplify the computation of earnings per share ("EPS") and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. The effective date for the application of SFAS No. 128 for both interim and annual periods is after December 15, 1997. Earlier application is not permitted. It is management's opinion that the application of SFAS No. 128 will not have a material effect on its EPS as previously reported.

ITEM 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to total revenues. The three-month and nine-month periods ending September 30, 1997 include the charge for acquired in-process research and development and amortization of intangibles associated with the acquisition of Menhir Limited, in September 1997. The loss from operations and net loss are shown both with and without the effect of those items.

                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                             -----------------------------   -----------------------------
                                             SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                 1997            1996            1997            1996
                                             -------------   -------------   -------------   -------------
Revenues:
  Licenses.................................        68 %            50 %            67 %            31 %
  Services and maintenance.................        32 %            50 %            33 %            69 %
                                                  ---            ----             ---             ---
          Total revenues...................       100 %           100 %           100 %           100 %
Cost of revenues:
  Cost of software licenses*...............         8 %            30 %             8 %            30 %
  Cost of services and maintenance*........        61 %            54 %            68 %            62 %
                                                  ---            ----             ---             ---
          Total cost of revenues...........        25 %            42 %            27 %            52 %
Operating expenses:
  Sales and marketing......................        38 %            88 %            41 %            65 %
  Research and development.................        36 %            68 %            34 %            57 %
  General and administrative...............        10 %            28 %            10 %            24 %
  Charge for acquired in-process research
     and development.......................        44 %            NA              18 %            NA
  Amortization of intangibles..............        l1 %            NA              l1 %            NA
                                                  ---            ----             ---             ---
          Total operating expenses.........       128 %           184 %           104 %           146 %
Loss from operations.......................       (53)%          (127)%           (31)%           (98)%
Excluding acquisition-related
  intangibles..............................        (9)%          (127)%           (13)%           (98)%
Other income, net..........................         7 %             3 %             3 %             1 %
Loss before provision for income taxes.....       (46)%          (124)%           (28)%           (97)%
Provision for income taxes.................         0 %             0 %             0 %             0 %
Net loss...................................       (46)%          (124)%           (28)%           (97)%
Excluding acquisition-related
  intangibles..............................        (2)%          (124)%           (10)%           (97)%

---------------

* As a percentage of License and Services and Maintenance Revenues, respectively.

     The following discussion contains certain trend analysis and other forward-looking statements. Words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," and "intend" and words of similar import are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to business and economic risks and uncertainties which are difficult to predict. Therefore, the Company's actual results of operations may differ materially from those expressed or forecasted in the forward-looking statements as a result of a number of factors, including those set forth in this discussion under "Certain Factors That May Affect Future Results" and other risks detailed from time to time in reports filed with the Securities and Exchange Commission. In addition, the discussion of the Company's results of operations should be read in conjunction with matters described in detail in the Company's Prospectus dated June 18, 1997, including the "Risk Factors" set forth therein.

OVERVIEW

     The Company began operations in January 1994 to develop, market and support enterprise software for application integration. In 1994 and 1995, the Company was in the development stage and was principally focused on product development and the assembling of its management team and infrastructure. The

Company completed and commercially introduced its initial version of NEONet in January 1996. Software license revenues were not significant until the initial introduction of the NEONet software in January 1996 and, more significantly, the release of NEONet version 2.2 in June 1996. Since the initial release of NEONet in January 1996 a substantial portion of the Company's revenues have been attributable to licenses of NEONet and related services. In November 1996, the Company commenced shipment to customers of Release 3.0 of NEONet, which provided additional capabilities for effective enterprise-wide application integration. The Company currently expects that revenues attributable to NEONet and related services will continue to account for a substantial majority of the Company's revenues at least through 1997. Accordingly, the Company's future operating results will be dependent upon the level of market acceptance of, and demand for, NEONet.

     In view of the Company's limited operating history, recent growth and other factors enumerated under "Certain Factors That May Affect Future Results," the Company believes that the quarter-to-quarter comparisons of its financial results should not be relied upon as an indication of future performance, and operating results may fluctuate from quarter to quarter in the future.

     In September 1997, the Company acquired all of the outstanding capital stock of Menhir, a developer and marketer of enterprise client information systems, for $2.8 million in cash. The acquisition was accounted for under the purchase method of accounting. The results of operations for Menhir from the period beginning September 1 and continuing through September 30, 1997 have been incorporated into three and nine-month statements of operations, and assets and liabilities have been consolidated in the September 30, 1997 balance sheet.

REVENUES

     Total revenues for the three and nine months ended September 30, 1997 were $5.9 million and $14.4 million, compared with $1.7 million and $4.3 million in the corresponding periods of 1996. This growth was primarily attributable to the substantial increase in software license revenues from the NEONet product family and associated services and maintenance revenues. Additionally, the inclusion of September revenues from sales of the Rapport product resulting from acquisition of Menhir contributed to the growth in total revenues.

     Software license revenues were $4.0 million and $9.7 million for the three and nine months ended September 30, 1997, compared with approximately $800,000 and $1.4 million for the corresponding periods of 1996. This constituted 68% and 67% of total revenues in the quarter and nine months ended September 30, 1997 compared to 50% and 31% in the corresponding periods of 1996. The increase in software licenses revenues, both in absolute dollars and as a percent of total revenues, reflects a growing market awareness and acceptance of the Company's products, expansion of international sales resources, the continued growth of an installed base of accounts to serve as references for new customers, repeat business by existing customers, and continually expanding functionality in the NEONet product.

     Services and maintenance revenues were $1.9 million and $4.7 million for the three and nine months ended September 30, 1997 compared with $800,000 and $3.0 million for the corresponding periods of 1996. This constituted a growth of 125% and 58% in the three and nine months ended September 30, 1997, compared to the corresponding 1996 periods. Services and maintenance revenues grew due to professional services delivered in conjunction with new license sales and to a larger installed base of customers purchasing maintenance services for new or existing software licenses. The growth in service revenues for the nine-month period ending September 30, 1997 as compared with the nine month period ending September 30, 1996 was affected by the completion of the Merrill Lynch service engagement in the quarter ended June 30, 1996. In the first half of 1996, the majority of the Company's revenues were derived from this agreement.

     During the three and nine month periods ending September 30, 1997, the Company's largest customer accounted for 19% and 21% respectively, of total revenues.

COST OF REVENUES

     Cost of revenues consists of costs of software licenses and costs of services and maintenance. Cost of software licenses consisted primarily of royalty payments under an agreement to pay certain royalties to Merrill Lynch until such royalties reach $1.9 million. The Company accrued royalties at 30% of NEONet license sales in 1996 and at 10% during the nine months ended September 30, 1997. As of September 30, 1997, total accrued royalties due to Merrill Lynch were approximately $1.75 million, of which $1.44 million had been paid. The Company expects that the remaining Merrill Lynch royalty obligation of approximately $150,000 will be satisfied by the end of fiscal 1997. While this will extinguish any royalties due on NEONet, there can be no assurances that the Company will not develop, market, and sell other products that will carry royalty obligations.

     Cost of revenues as a percentage of total was 25% and 27% in the three and nine month periods ended September 30, 1997 compared to 42% and 52% in the corresponding periods of 1996. The reductions in these percentages were due to a greater proportion of revenues being from software licenses which require substantially lower direct costs than services and maintenance revenues.

     Cost of software licenses was 8% of software license revenues in both the three months and nine months ended September 30, 1997, compared to 30% in both the three months and nine months ended September 30, 1996. The decrease reflects the reduction in royalty rate payable to Merrill Lynch & Co. on the NEONet license sales from 30% to 10% effective in January, 1997 and the increase of sales non royalty-bearing products in the 1997 periods.

     Cost of services and maintenance was 61% and 68% of services and maintenance revenues in the three and nine month periods ending September 30, 1997 compared to 54% and 62% in the corresponding periods of 1996. While cost of service and maintenance revenues as a percentage of service and maintenance revenues declined relative to the second quarter of 1997, the Company continued to use subcontract labor in certain customer engagements to meet specialized requirements. In the future, the Company believes that cost of services and maintenance may vary from period to period depending upon the need to use subcontractors to meet specialized customer requirements.

OPERATING EXPENSES

  Research and Development

     Research and development expenses were $2.1 million and $4.9 million, respectively, in the three and nine month periods ended September 30, 1997, as compared with $1.1 million and $2.5 million in the corresponding three and nine month periods ended September 30, 1996, representing an increase of 85% and 97% over the three and nine month comparative periods of 1996. The increase in research and development expenses is primarily attributable to hiring of additional technical personnel engaged in software development activities. As a percentage of total revenues, research and development expenses decreased to 36% and 34%, respectively, for the three and nine month periods ended September 30, 1997, from 68% and 57%, respectively, for the three and nine month periods ended September 30, 1996, due to the significant growth in software licenses revenues. Research and development expenses have been expensed as incurred. No software development costs have been capitalized to date in accordance with Statement of Financial Accounting Standards No. 86.

  Sales and Marketing

     Sales and Marketing expenses consist primarily of salaries for sales and marketing personnel, commissions, and promotional expenses. Sales and marketing expenses were $2.3 million and $5.9 million, respectively, for the three and nine month periods ended September 30, 1997, as compared with $1.5 and $2.8 million, respectively, for the three and nine month periods ended September 30, 1996, representing an increase of 53% and 112%, respectively, for the 1997 periods over the 1996 comparative periods. These increases were due primarily to the Company's expansion of its overall sales and marketing resources and business infrastructure. As a percentage of total revenues, sales and marketing expenses decreased to 38% and

41%, respectively, for the three and nine month periods ended September 30, 1997, from 88% and 65%, respectively, for the three and nine month periods ended September 30, 1996, due to the significant increase in revenues from software licenses. The Company expects to continue to expand its direct sales force and, in particular, increase its international presence, as well as continue to develop its indirect distribution channels and increase promotional activity. Accordingly, the Company expects sales and marketing expenses to continue to grow in absolute dollars, although such expenditures may vary as a percentage of total revenues depending upon the rate of growth of the Company's revenues, if any.

  General and Administrative

     General and administrative expenses consist primarily of salaries and related costs, and outside professional fees associated with the finance, legal, human resources, and administrative functions of the Company. The Information Services staff was expanded and consolidated under general and administrative beginning in the third quarter of 1997. General and administrative expenses were $616,000 and $1.5 million, respectively, for the three and nine month periods ended September 30, 1997, as compared with $475,000 and $1.0 million, respectively, for the three and nine month periods ended September 30, 1996. As a percentage of total revenues, general and administrative expenses decreased substantially in the comparative three and nine month periods from 1996 to 1997 due principally to economies of scale associated with increased revenues. The Company expects general and administrative expenses to grow in absolute dollars as the Company implements additional management information systems associated with business growth, as well as incurring costs incident to being a publicly held company.

  Charge for Acquired In-Process Research and Development/Amortization of Intangibles

     Based on an independent appraisal of the net assets acquired, $2.6 million of in-process research and development projects was charged to operations in connection with the acquisition of Menhir. The Company also recorded on its balance sheet $460,000, included in Other Assets, net, for marketable software products which will be amortized under a straight-line method over a three year period, and $400,000 for goodwill which will be amortized under a straight-line method over a period of seven years. Approximately $18,000 of amortization was recorded during the quarter ended September 30, 1997, which represented the amortization of the software and goodwill for the month of September.

OTHER INCOME, NET

     The Company reported net interest income of $429,000 in the quarter ended September 30, 1997. The Company did not have material other income in the corresponding 1996 period. The Company anticipates that interest income will decline marginally in future periods as cash balances are used for expenses associated with the Menhir acquisition, as well as potential future acquisitions, and the funding of ongoing operations of the Company.

PROVISION FOR TAXES

     The Company has reported no income tax expense for any period. As of September 30, 1997, the net deferred tax asset of approximately $3.5 million was offset by a valuation allowance of a like amount. The comparable figure for December 31, 1996 was $2.7 million.

NET LOSS

     Giving effect to the acquisition-related expenses associated with the Menhir acquisition, the Company's net loss for the third quarter of 1997 was ($2.7) million, or ($0.30) per share on an average of 9.0 million shares outstanding. Excluding acquisition-related expenses, the net loss was ($117,000), or ($0.01) per share. This compares to a net loss of ($2.1) million, or ($0.34) per share on an average of 6.1 million shares outstanding in the third quarter of 1996. For the first nine months of 1997, giving effect to the acquisition-related expenses, the net loss was ($4.0) million, or ($0.56) per share on an average of 7.2 million shares outstanding. Excluding acquisition-related expenses, the net loss was ($1.4) million, or ($0.20) per share.

This compares to a net loss of ($4.2) million, or ($0.73) per share, on an average of 5.7 million shares for the first nine months of 1996. The reduction in net loss, excluding the impact of acquisition-related expenses, results from the increased growth of the Company's revenues, particularly the growth of software license revenues, as compared with the growth of costs and expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position remains strong, with $26.3 million in cash and cash equivalents at September 30, 1997, compared to $3.4 million at December 31, 1996. Notes payable to banks of $0.5 million, consisting of a line of credit held by its subsidiary, Menhir Limited, was subsequently been paid off. The Company maintains lines of credit in both the United States and the United Kingdom which are used for working capital requirements on an as needed basis. Notes payable to banks at December 31, 1996 were $1.5 million.

     Cash used for operating activities was $6.6 million and $4.6 million in the first nine months of 1997 and 1996, respectively. This $2.0 million increase in cash usage reflects a $2.9 million decrease in net loss (exclusive of the charge for acquired in-process research and development and other non-cash expenses) offset by a $4.9 million increase in working capital as a result of growing the business, primarily increases in accounts receivable and unbilled revenue and a decrease in accrued liabilities due to the payment of $1.1 million of the royalties due to Merrill Lynch.

     Cash used for investing activities was $3.6 million in the first nine months of 1997 compared to $1.0 million for the same period of 1996. The usage in the 1997 period consists of $2.8 million plus approximately $200,000 of acquisition costs associated with the Menhir acquisition and $800,000 in capital expenditures.

     Cash flow from financing activities was $33.1 million in the first nine months of 1997 compared to $7.7 million for the same period of 1996. Through September 30, 1997, the Company had received $34.3 million in net proceeds from its initial public offering.

     The Company believes that its existing balance of cash and cash equivalents will be sufficient to meet the Company's working capital and capital expenditure needs at least for the next twelve months. Thereafter, the Company may require additional sources of funds to continue to support its business. There can be no assurance that such capital, if needed, will be available or will be available on terms acceptable to the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Limited Operating History; History of Operating Losses; Accumulated Deficit. The Company was formed in 1993, and installed NEONet at its first customer site in January 1996. The Company commercially introduced its initial version of NEONet in January 1996. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. Prior to 1996, the Company recorded only nominal product revenue, and the Company has never been profitable on a quarterly or annual basis. The Company may not be profitable for several quarters, and may never achieve profitability unless revenues increase substantially. At September 30, 1997, the Company had an accumulated deficit of approximately $12.1 million. The Company's limited operating history makes the prediction of future operating results difficult or impossible. The Company's prospects must be evaluated in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stage of their development. The new and rapidly evolving markets in which the Company operates makes these risks, uncertainties, expenses and difficulties particularly pronounced. In order to address these risks and uncertainties the Company must, among other things, successfully implement its sales and marketing strategy, expand its direct sales channels, develop its indirect distribution channels, respond to competitive and other developments in the application integration software market, attract and retain qualified personnel, continue to develop and upgrade its products and technology more rapidly than competitors, and commercialize its products and services that incorporate existing and future technologies. There can be no assurance that the Company will be able to successfully implement any of its strategies or successfully address these risks and uncertainties, or that the Company will achieve or sustain profitability on a quarterly or annual basis in the future.

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

     Customer Concentration; Dependence Upon Financial Institutions Industry; Risks of New Targeted Market Segments. A relatively small number of customers account for a significant percentage of the Company's revenues. For the year ended December 31, 1996, sales to Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), ADP Financial Information Services, JP Morgan & Co. and SunGard Financial Systems accounted for 22%, 16%, 14% and 13% of total revenues, respectively. For the three and nine months ended September 30, 1997, the Company's largest customer contract accounted for 19% and 21%, respectively, of the Company's total revenues. There can be no assurance that these customers or other customers of the Company will continue to purchase the Company's products in the future. The Company's failure to add new customers that make significant purchases of the Company's products and services would have a material adverse effect on the Company's business, financial condition and result of operations.

     To date, the Company's revenues have been derived primarily from sales to large banks and financial institutions. During the year ended December 31, 1996 and the nine-month period ended September 30, 1997, sales to banks and financial institutions accounted for 80% and 78%, respectively, of the Company's total revenues. The Company's marketing strategy calls for the Company to increase its penetration of the financial institutions market segment and to focus other sales efforts on additional vertical market segments, principally health care, telecommunications and manufacturing. Accordingly, the Company expects that revenues attributable to the financial institutions market segment will continue to account for a substantial portion of the Company's revenues in the near future. Any factors affecting the health of the financial services industry, or other targeted vertical market segments that contain a significant portion of the Company's customer base, could affect the purchasing patterns of the Company's customers within these industries, which would have a material adverse effect on the Company's business, operating results and financial condition.

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

     Management of Growth. The Company is currently experiencing a period of rapid growth that has placed and is expected to continue to place a strain on the Company's administrative, financial and operational resources. From January 1, 1996 through September 30, 1997, the size of the Company's staff increased from 35 to 211 full time equivalent employees (including 41 employees acquired as part of the Menhir acquisition). Except for George F. (Rick) Adam, Jr., the Company's Chief Executive Officer, and Harold A. Piskiel, the Company's Senior Vice President, Chief Technical Officer, all of the Company's senior management joined the Company in 1996 or 1997. Most of the Company's senior managers have worked together at the Company for only a brief period. In addition, the Company expanded geographically by adding sales personnel in New York City, Chicago, Houston, San Francisco, Philadelphia, Atlanta and London, England. The Company may further expand into these regions or into others through internal growth or through acquisitions of related companies and technologies, although no such acquisitions are currently being negotiated. Such expansion may strain management's ability to successfully integrate its operations throughout these regions. Any additional growth within a short time period may divert management attention from day-to-day operations, which could have a material adverse effect on the Company's business, financial condition, and operating results.

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

     Integration of Potential Acquisitions and Joint Ventures. The Company may from time to time engage in acquisitions of companies with complementary products and services in the application integration or other related software markets. Although no additional acquisitions following the Menhir acquisition are currently being negotiated, any future acquisitions would expose the Company to increased risks, including those associated with the assimilation of new operations and personnel, the diversion of financial and management resources from existing operations, and the inability of management to integrate successfully acquired businesses, personnel and technologies. Furthermore, there can be no assurance that the Company will be able to generate sufficient revenues from any such acquisition to offset associated acquisition costs, or that the Company will be able to maintain uniform standards of quality and service, controls, procedures and policies, which may result in the impairment of relationships with customers, employees, and new management personnel. Certain acquisitions may also result in additional stock issuances which could be dilutive to the Company's stockholders. The Company may also evaluate, on a case-by-case basis, joint venture relationships with certain complementary businesses. Any such joint venture investment would involve many of the same risks posed by acquisitions, particularly those risks associated with the diversion of resources, the inability to generate sufficient revenues, the management of relationships with third parties, and potential additional expenses, any of which could have a material adverse effect on the Company's business, financial condition or operating results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended September 30, 1997, a portion of the net proceeds from the Company's initial public offering was used for the repayment of approximately $1.5 million in outstanding borrowings. Up to approximately $1.7 million of the proceeds were used to pay certain royalty obligations due to Merrill-Lynch & Co. Approximately $3.0 million of net proceeds were used in the acquisition of Menhir and the related expenses associated with the acquisition.

     The Company completed its initial public offering pursuant to a Registration Statement Form S-1 (No. 333-20189) in June 1997 and issued 2,760,000 shares of its Common Stock to the public at a price of $12.00 per share. The managing underwriters for the initial public offering were UBS Securities LLC and Cowen & Company. The offering has been terminated and all shares have been sold. The Company received approximately $29.7 million of cash from the initial public offering, net of underwriting discounts, commissions, and other offering costs. In July 1997 the underwriters of the Company's initial public offering exercised their over-allotment option and purchased an additional 414,000 shares at $12.00 per share with net proceeds to the Company of approximately $4.6 million. The principal purpose of the initial public offering was to obtain additional working capital, establish a public market for the Company's Common Stock, and facilitate future access to public markets.

     No payments constituted direct or indirect payments to directors, officers, general partners of the issuer or their associates, or to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON 8-K

     (a) A report on Form 8-K was filed on October 10, 1997.

     (b) Exhibit 27.1: Financial Data Schedule.

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

Date: November 13 ,1997

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                          DESCRIPTION
 -------                        -----------
 27.1                     -- Financial Data Schedule