Form 10-K405
period 1997-12-31
NEW ERA OF NETWORKS INC
filed 1998-03-30
CIK 1028339

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                            COMMISSION FILE NUMBER: 000-22043
                            ------------------------

                           NEW ERA OF NETWORKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                        84-1234845
        (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

          7400 EAST ORCHARD ROAD, SUITE 230, ENGLEWOOD, COLORADO 80111
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 694-3933
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, $.0001 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     Yes [X]

     As of March 16, 1998, there were 3,667,178 shares of the Registrant's common stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on March 16, 1998) was approximately $91,221,000. Shares of the Registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the Registrant's definitive Proxy Statement to be issued in connection with the Registrant's 1998 Annual Meeting of Stockholders to be held on May 14, 1998 are incorporated by reference in Part III of this Report on Form 10-K to the extent stated herein.
================================================================================

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     New Era of Networks, Inc. develops, markets and supports application integration software and provides application integration services. The Company's flagship software suite, NEONet, provides organizations with a structured software platform for the integration of disparate systems and applications across the enterprise, a process known as application integration. NEONet facilitates the rapid and efficient deployment and ongoing maintenance of application integration across the enterprise. NEONet supports a heterogeneous environment of hardware, operating systems, networks and database platforms, permits organizations to leverage existing legacy systems, and accommodates the extension of the corporate information systems environment to new enterprise applications and to new computing paradigms such as the Internet/Intranet. With the acquisition of Menhir Limited in September 1997, the Company added to its product portfolio Rapport, a leading customer management and contact information system developed primarily for the banking industry.

     As of December 31, 1997, the Company had a customer base of approximately 140 customers in the financial services, health care, information technology and systems consulting, and other industries. Representative customers of the Company include Merrill Lynch & Co., Inc., Deutsche Morgan Grenfell, Inc., Chase Manhattan Bank, Credit Suisse, ADP Financial Information Services, Ernst & Young, Aetna Insurance, Disclosure Inc., State Street Global Advisors, Xerox Corporation and Pacific Investment Mortgage Company. The Company markets its software and related services primarily through a direct sales organization, complemented by a variety of indirect sales channels. As part of this strategy, the Company has established reseller and joint marketing relationships with firms such as IBM, Tandem Corporation, Hewlett-Packard, Sun Microsystems, SunGard Financial Systems, Scopus, Oracle, Physicians Computer Network and SWIFT.

RECENT DEVELOPMENTS

     Effective as of September 1, 1997, New Era of Networks Limited ("NEON UK"), a wholly-owned United Kingdom subsidiary of the Company, acquired all of the outstanding capital stock of Menhir Limited, a corporation organized under the laws of the United Kingdom ("Menhir"). NEON UK paid an aggregate of $2.8 million to acquire Menhir, excluding all fees and expenses associated with the acquisition. The acquisition was accounted for under the purchase method of accounting.

PRODUCTS AND SERVICES

  NEONET SOFTWARE

     The Company's NEONet software provides organizations with a structured software platform for the rapid and efficient development and ongoing management of application integration among disparate applications across the enterprise. The principal modules of NEONet are as follows:

     Rules Engine. The NEONet Rules Engine module provides for the publishing of a sending application's single message to multiple recipient applications and databases, in each case in the proper format for the designated recipient, based upon a set of user-defined business rules. Each receiving application registers or subscribes to the data generated by multiple applications which, by specifying the values of data in the transactions that are of interest, enables each subscribing application to receive only the data it requires. The Rules Engine module is based on a proprietary, high-speed, scaleable architecture that can support high numbers of business rules while continuing to provide real-time data access and distribution. This enables an organization to proscribe sophisticated rules that determine which data needs delivery to specific applications and databases and under which circumstances. These rules can be readily modified or updated as business requirements change.

     Formatter. The NEONet Formatter module can be added to the Messaging and Queuing module to provide for dynamic reformatting of data messages in real time so they may be accepted and read by multiple receiving applications in heterogeneous environments. The NEONet Formatter parses and reformats messages by translating, selecting, calculating, converting, looking up data values, and substituting messages among different protocols, programming languages, applications, and hardware platforms. The sending application can issue a message in a single format, and the dynamic formatter reformats the message into the new format required by each receiving application, a function that is critical to supporting database replication and application integration.

     Messaging and Queuing. Messaging architectures are the foundation of the NEON solution, using messaging and queuing technology as the method of transporting data between applications, databases, and platforms around the business enterprise. NEONet can use either IBM MQSeries or NEON Extended Messaging and Queuing (EMQ) as a transport layer, depending on a wide variety of varying business needs. Both MQSeries and EMQ send transactions from one application to another, consisting of instructions or data between applications and databases, and provide for guaranteed delivery of each message (transaction). Messaging architectures ensure that the sending system can distribute a high volume of messages in real time without the need to wait for confirmation of receipt, as well as a message queue for the receiving system to ensure that the receiving system can download messages when available.

     NEONweb. NEONweb is a java-based light client interface to NEONet MessageBroker. NEONweb is a complementary module to the NEONet platform that facilitates the integration of Internet/Intranet environments with legacy and client/server-based systems. NEONweb extends to the Internet/Intranet the security of NEONet's guaranteed message delivery and receipt. This functionality is essential for electronic commerce on the Internet, including both electronic data interchange and consumer commerce.

     NEONaccess. The Company's NEONaccess module facilitates application integration using the SWIFT interface standard commonly used for financial processing among financial institutions worldwide. This module requires a license of the NEONet Messaging and Queuing and Formatter modules.

     NEONreplication. The NEONreplication module is a set of libraries that facilitates the automatic update and synchronization of multiple databases for the purpose of database replication. Database replication is essential for sophisticated, real-time applications in the financial services and other industries, as it permits the maintenance of multiple databases in real time.

     NEON BusinessEventManager. The NEON BusinessEventManager is a comprehensive application integration software program for financial and business applications, including the PeopleSoft General Ledger and others, delivering an integrated approach to posting business events from across an organization's entire global enterprise to its financial applications.

     Rapport. Rapport is a client relationship management system for the banking and securities industry, integrating all client and customer files and systems across even the largest financial enterprise. Rapport manages client and contact relationship information by breaking down product and services boundaries and allowing banks and securities firms to move to a client-focused strategy and to maximize cross-selling opportunities.

     Application Integration Libraries. Using its high performance rules engine and its dynamic formatter, the Company has produced pre-packaged interfaces and formats for popular application products, starting with the complete SAP libraries. This product is designed to significantly reduce the implementation time and cost of these particular application products.

  CUSTOMER SERVICES

     As part of its commitment to provide a total solution to customer needs, the Company offers the following customer services:

     Maintenance and Support. In conjunction with its software license products, the Company offers an array of professional and support services that focus on providing product education to both external and internal customers, as well as specialized work request reporting and tracking services. The Company's maintenance and support service offers a seven days a week, twenty-four hours a day customer hotline. The Company's standard term for maintenance and support agreements is twelve months.

     Professional Services. The Company provides for NEON software installations and consulting services, as well as generalized consulting on the design and development of enterprise-wide application integration utilizing the Company's expertise in client/server, Internet/Intranet and database management technologies. The Company offers these professional services often in conjunction with other professional service organizations and system integrations.

     Fee-based Training Services. The Company offers its customers, for an additional fee, comprehensive training in the Company's software products. These courses are conducted at the Company's principal corporate facilities in Denver, New York City and London, as well as at several customer locations.

SALES AND MARKETING

     The Company currently markets its software and services primarily through a direct sales organization, complemented by indirect sales channels. As of December 31, 1997, the Company's direct sales force included 25 commissioned sales representatives located in nine U.S. cities, London, England and Sydney, Australia. In addition, the Company has initiated the implementation of a multi-tiered channel program to recruit, support, and jointly market comprehensive product solutions. As part of this strategy, the Company has established distribution relationships with certain strategic hardware vendors, database providers, software and toolset developers, systems integrators and implementation consultants, including companies designing software, database packages, and hardware integration and consulting services. The Company has also sought to develop alliances with key solution providers to targeted vertical industry sectors, including financial services, health care, telecommunications, and manufacturing. The Company plans to further identify and develop relationships with additional partners who can complement existing NEONet products and supplement existing NEONet product solutions. The Company also utilizes advertising, direct mail and public relations programs, participates in industry trade shows and organizes customer information seminars to promote the adoption and implementation of its application integration technologies.

     The Company believes that future growth will depend in part upon its success in developing and maintaining strategic relationships with distributors, resellers, and systems integrators. While the Company's current strategy is to increase the proportion of customers served through these indirect channels, sales through the indirect channels accounted for less than 10% of total revenue in 1997. The Company is currently investing, and plans to continue to invest, significant resources for developing indirect channels, which could adversely affect the Company's operating results if the Company's efforts do not generate license revenues necessary to offset such investment. The Company's inability to recruit and retain qualified indirect channel partners and systems integrators could adversely affect the Company's results of operations. The Company's success in selling into this indirect distribution channel could also adversely affect the Company's average selling prices and result in lower gross margins, since lower unit prices are typically charged on sales through indirect channels.

TECHNOLOGY

     The NEON product suite and services are primarily targeted at enabling and facilitating the cooperation and inter-operation of multiple applications of widely differing design and developmental generations. NEONet operates on a heterogeneous mix of hardware and underlying software platforms, utilizing existing transaction management capabilities found in the underlying operating environments.

     NEON's core technologies have been integrated into an enterprise level information broker architecture that leverages the benefits of individual modules to deliver the following additional benefits:

     - Employs fully anonymous content-based publish-subscribe capabilities, with dynamic formatting and exactly once guaranteed delivery to abstract the translation and delivery of information across applications;

     - Simplifies the intrusion into new or legacy programs needed for such programs to inter-operate;

     - Uses a non-programmatic and declarative rather than procedural definition toolset, allowing configuration and maintenance workloads to scale comfortably by describing formats for input and output as the number of interfaces increases;

     - Maintains transaction level reliability and state matching for the transmission of critical data;

     - Provides independent scaleability across all modules to service information-intensive enterprises;

     - Combines implicitly asynchronous architecture and high reliability to permit all nodes of a network to operate at enhanced efficiency;

     - Operates transparently over the wide range of computing hardware, network, and operating software often found in today's information technology environments;

     - Provides an integrated customer contact and status application utilizing client-server, relational database, and web browser technology, which integrates customer information, contact, and financial data;

  PROPRIETARY TECHNOLOGIES

     Rules Engine. The Rules Engine combines the ability to support the high degree of expressiveness and flexibility of a Boolean logic model with predictable performance, previously available only in significantly less functional single field evaluation models. In addition, the Rules Engine is capable of supporting a high number of rules without suffering performance degradation. The Rules Engine examines the value of any field, or group of fields found in or derivable from the message using Boolean operators to determine subsequent actions. Using either the NEON GUI panels, or APIs provided by the Rules Engine for programmatic rules updates, subscribers can assert rules that will cause the Rules Engine to select only those instances of messages that meet their particular needs and specify their format and delivery instructions.

     Formatter. Applications exchanging data rarely use the same format even though the data may have consistent semantic meaning. Existing commercial reformatter tools, whether script or GUI-based, are typically procedural in nature, requiring that each conversion from one format to another be individually coded into the tool. This is particularly true when such applications are a mix of legacy, purchased, and newly developed applications. Accomplishing reformatting in the delivery layer frees programmers from having to manually code all of the transformations. The Formatter uses a declarative architecture, meaning that format structures and rules themselves are described during configuration and stored in a format repository. Conversion of one format to another is derived at execution time by the Formatter. The Formatter can interpret and build a wide range of fixed, variable, and recursive formats including proprietary and standard, and can derive as well as transform data using calculations, tables and exits.

     Messaging and Queuing. NEONet's Messaging and Queuing technology provides a fast, simple and portable cross-platform guaranteed delivery messaging and queuing mechanism without the need to poll queues. A program sends a message to another by simply naming the target and sending it to NEONet. The sending program no longer needs to be concerned about the recipient's characteristics or even if it is currently available. The message is queued locally and is a recoverable component of the sender's transaction, which is then able to continue processing. A receiving program obtains one or more messages from NEONet as the messages become available or when the receiving program becomes available. The receipt of the message then becomes a recoverable component of the receiver's transaction, and the delivery of messages is guaranteed as to uniqueness and order.

RESEARCH AND DEVELOPMENT

     The Company has made substantial investments since inception in research and development. The Company first introduced NEONet in January 1996, and released new versions periodically throughout 1996 and 1997. Each new version of NEONet consisted of substantially new and improved functionality.

     The Company's research and development efforts are focused primarily on the extension of NEONet's capabilities, additional hardware, operating system and network platform support, the development of additional functionality and libraries for targeted vertical markets, and quality assurance and testing. The Company's research and development staff is also engaged in advanced development efforts to exploit the Company's core technology and expand the markets for the Company's products. These areas include, for example, development of rules-based programming tools to replace conventional application logic, dynamic generation of interfaces between existing technology layers, and event-driven workflow dispatching and routing. The Company makes available new product releases approximately every six months. This provides a means to disseminate features and functions requested by customers as the Company continues to address specific targeted markets. In addition, the Company believes that this discipline spurs continual innovation and quality control throughout the development and quality assurance organizations. As of December 31, 1997, the Company's research and development staff consisted of 96 persons. The Company's research and development expenditures in 1995, 1996 and 1997 were approximately $1.1 million, $3.7 million and $7.7 million, respectively, and represented 88%, 51% and 34% of total revenues, respectively, during such periods. In December 1997 the Company entered into a joint product development agreement with IBM designed to integrate IBM's MQ Series product with certain of the Company's products.

  EXTENSION PRODUCTS

     NEONaccess and SWIFT Libraries. The Company is developing an interactive interface to the SWIFT banking and brokerage network using the SWIFT ALLIANCE gateway, proprietary queuing and message management algorithms and a library of SWIFT formats pre-packaged in the Company's Formatter. This significantly reduces implementation time for the Company's customers initially implementing or maintaining SWIFT applications.

     NEON BusinessProcessManager. Using its high performance, scaleable Rules Engine, the Company is building a sophisticated, event-driven business process modeling software program, enabling high performance management of complex, inter-related and time-based transactions. The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The Company's future success will depend to a substantial degree upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. The Company budgets for research and development based on planned product introductions and enhancements. Actual expenditures, however, may significantly differ from budgeted expenditures. Inherent in the product development process are a number of risks. The development of new, technologically advanced software products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The introduction of new or enhanced products also requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, as well as ensure that adequate supplies of new products can be delivered to meet customer demand. There can be no assurance that the Company will successfully develop, introduce or manage the transition to new products. The Company has in the past, and may in the future, experience delays in the introduction of its products, due to factors internal and external to the Company. Any future delays in the introduction or shipment of new or enhanced products, the inability of such products to gain market acceptance or problems associated with new product transitions could adversely affect the Company's results of operations, particularly on a quarterly basis.

COMPETITION

     The market for the Company's products is intensely competitive and is expected to become increasingly competitive as current competitors expand their product offerings and new competitors enter the market. The Company believes that the application integration market is relatively new, and that there is a great likelihood that additional, significant competitors will enter the market. The Company's current competitors include a number of companies offering one or more solutions to the application integration problem, some of which are directly competitive with NEONet.

     To date, the Company has faced competition and sales resistance from the internal information technology departments of potential customers that have developed or may develop in-house systems that may substitute for those offered by the Company. The Company expects that internally developed application integration systems will continue to be a principal source of competition for the foreseeable future. In particular, the Company has had difficulties making sales to organizations whose internal development groups have already progressed significantly toward completion of systems that the Company's products might replace, or where the underlying technologies used by such groups differ fundamentally from the Company's products.

     The Company's competitors also include software vendors targeting the enterprise application integration market through various technological solutions. For example, Microsoft, BEA and others provide messaging and queuing solutions that compete with the NEONet Messaging and Queuing module. In the future these vendors could elect to provide a more complete integration solution that would also compete with NEONet's dynamic formatting and rules-based engine modules. In addition, a number of other companies provide alternative solutions to application integration utilizing other technologies such as data synchronization, transaction monitoring, and subject-based publish/subscribe messaging systems. The Company also faces competition from relational database vendors such as Oracle, Informix, Sybase and Microsoft, whose products currently, and may in the future, compete with NEON's products.

     The Company faces competition from systems integrators and professional service organizations which design and develop custom systems and perform custom integration. Certain of these firms may possess industry specific expertise or reputations among potential customers for offering enterprise solutions to application integration needs. These systems integration and consulting firms can be resellers of the Company's products and may engage in joint marketing and sales efforts with the Company. The Company relies upon such firms for recommendations of NEONet products during the evaluation stage of the purchase process, as well as for implementation and customer support services. These systems integration and consulting firms may have similar, and often more established, relationships with the Company's competitors, and there can be no assurance that these firms will not market or recommend software products competitive with the Company's products in the future.

     Most of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition, and a larger installed base of customers than the Company. In addition, many of the Company's competitors have well-established relationships with current and potential customers of the Company, have extensive knowledge of the application integration industry, and are capable of offering a single-vendor solution. As a result, the Company's competitors may be more able than the Company to devote significant resources toward the development, promotion and sale of their products and to respond more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that the competition will increase as a result of software industry consolidations. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive pressure faced by the Company will not have a material adverse effect on its business, financial condition and results of operations.

     The Company believes that the principal competitive factors affecting its market include product features such as heterogeneous computing platforms, responsiveness to customer needs, scaleability, adaptability, support of a broad range of functionality, performance, ease of use, quality, price, and availability of professional services for product implementation, customer service and support, effectiveness of sales and marketing efforts, and company and product reputation. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical, and other resources than the Company.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND LICENSES

     The Company relies on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect its proprietary rights. The Company presently has no patents, but has three patent applications pending.

     Despite the Company's efforts to protect its proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. Moreover, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. In addition, attempts may be made to copy or reverse engineer aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Accordingly, there can be no assurance that the Company will be able to protect its proprietary rights against unauthorized third-party copying or use, which could materially adversely affect the Company's business, operating results or financial condition. Moreover, there can be no assurance that others will not develop products that infringe the Company's proprietary rights, or that are similar or superior to those developed by the Company. Policing the unauthorized use of the Company's products is difficult. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company also relies on certain technology that it licenses from third parties, including software that is integrated with internally developed software and used in the Company's products to perform certain functions.

     There can be no assurance that these third-party technology licenses will continue to be available to the Company on commercially reasonable terms. The loss of or inability of the Company to maintain any of these technology licenses could result in delays or reductions in product shipments until equivalent technology could be identified, licensed and integrated. Any such delays or reductions in product shipments would materially adversely affect the Company's business, financial condition and results of operations.

     As is common in the software industry, the Company from time to time receives notices from third parties claiming infringement by the Company's products of such third parties' proprietary rights. There can be no assurance, that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that application integration software developers will increasingly be subject to infringement claims as the number of products in different industry segments overlap. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect upon the Company's business, financial condition and operating results. There can be no assurance that such royalty or licensing agreements, if required, would be available on terms acceptable to the Company, or at all. Moreover, the cost of defending patent litigation could be substantial, regardless of the outcome. There can be no assurance that legal action claiming patent infringement will not be commenced against the Company, or that the Company would necessarily prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. In the event a patent claim against the Company was successful and the Company could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, the Company's business, financial condition and results of operations would be materially adversely affected.

     The Company is aware that a number of organizations are utilizing the names Neon and New Era as either a trademark or tradename or both. In particular, the Company has received notices from NEON Systems, Inc. and Neon Software, Inc. alleging that the Company's use of NEON as a tradename and/or trademark violates such respective companies' proprietary rights. Such claims or any additional claims against the Company alleging trademark or tradename infringement could be time consuming and result in costly litigation. A successful claim regarding the infringement of a trademark and/or tradename could result in substantial monetary damages against the Company or an injunction prohibiting the use by the Company of the particular trademark or tradename. Any such injunction could materially adversely affect the Company's corporate or product name recognition and marketing efforts. Accordingly, any monetary damages or injunction could have a material adverse effect upon the Company's business, financial condition and results of operations.

EMPLOYEES

     As of December 31, 1997, the Company employed 228 persons, including 83 in sales, marketing and field operations, 96 in research and development, 32 in finance and administration and 17 in client services. Of these, 60 are located in the United Kingdom, two are located in Australia and the remainder are located in the United States. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes its relationship with its employees is good.

     The Company's future success will depend in large part upon the continued service of its key technical, sales and senior management personnel, none of whom is bound by an employment agreement. The loss of any of the Company's senior management or other key research, development, sales and marketing personnel, particularly if lost to competitors, could have a material adverse effect on the Company's business, operating results and financial condition. In particular, the services of George F. (Rick) Adam, Jr., Chief Executive Officer and Harold Piskiel, Executive Vice President, Chief Technology Officer would be difficult to replace. The Company's future success will depend in large part upon its ability to attract, retain and motivate highly skilled employees. There is significant competition for employees with the skills required to perform the services offered by the Company and there can be no assurance that the Company will be able to continue to attract and retain sufficient numbers of highly skilled employees. Because of the complexity of the application integration software market, the Company has in the past experienced, and expects in the future to experience a significant time lag between the date on which technical and sales personnel are hired and the time at which persons become fully productive. If the Company is unable to manage the post-sales process effectively, its ability to attract repeat sales or establish strong account references could be adversely affected, which may materially affect the Company's business, financial condition and results of operations. See "Management."

FACILITIES

     The Company's principal administrative, engineering, manufacturing, marketing and sales facilities total approximately 34,400 square feet, and are located in Englewood, Colorado. In addition, the Company leases offices in New York City and London, England. Management believes that its current facilities are adequate to meet its needs through the next twelve months, and that, if required, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     As described by the following factors, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

     Limited Operating History; History of Operating Losses; Accumulated Deficit. The Company was formed in 1993, and installed NEONet at its first customer site in January 1996. The Company commercially introduced its initial version of NEONet in January 1996. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. Prior to 1996, the Company recorded only nominal product revenue, and the Company has not been profitable on an annual basis. At December 31, 1997, the Company had an accumulated deficit of approximately $11.5 million. The Company's limited operating history makes the prediction of future operating results difficult or impossible. The Company's prospects must be evaluated in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stage of their development. The new and rapidly evolving markets in which the Company operates makes these risks, uncertainties, expenses and difficulties particularly pronounced. In order to address these risks and uncertainties the Company must, among other things, successfully implement its sales and marketing strategy, expand its direct sales channels, develop its indirect distribution channels, respond to competitive and other developments in the application integration software market, attract and retain qualified personnel, continue to develop and upgrade its products and technology more rapidly than competitors, and commercialize its products and services that incorporate existing and future technologies. There can be no assurance that the Company will be able to successfully implement any of its strategies or successfully address these risks and uncertainties, or that the Company will be profitable in the future.

     Uncertainty of Future Operating Results; Lengthy Sales Cycle; Fluctuations in Quarterly Results. Although the Company has experienced significant revenue growth in recent periods, such growth rates may not be sustainable and are not necessarily indicative of future operating results and operating margins. The Company's quarterly operating results have fluctuated significantly in the past and may vary significantly in the future. Future operating results will depend on many factors, including, among others, the growth of the application integration software market, the size and timing of software licenses, the delay or deferral of customer implementations, the ability of the Company to maintain or increase market demand for the Company's products, the timing of new product announcements and releases by the Company, competition by existing and emerging competitors in the application integration software market, the ability of the Company to expand its direct sales force and develop indirect distribution channels, the Company's success in developing and marketing new products and controlling costs, budgeting cycles of customers, product life cycles, software defects and other product quality problems, the mix of products and services sold, international expansion, and general domestic and international economic and political conditions. A significant portion of the Company's revenues has been, and the Company believes will continue to be, derived from a small number of relatively large customer contracts or arrangements, and the timing of revenue recognition from such contracts and arrangements has caused and may continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. Quarterly revenues and operating results typically depend upon the volume and timing of customer contracts received during a given quarter, and the percentage of each such contract that the Company is able to recognize as revenue during each quarter, each of which is difficult to forecast. In addition, as is common in the software industry, a substantial portion of the Company's revenues in a given quarter historically have been recorded in the third month of that quarter, with a concentration of such revenues in the last two weeks of the third month. To the extent this trend continues, any failure or delay in the closing of orders during the last part of any given quarter will have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, the timing of license revenue is difficult to predict because of the length and variability of the Company's sales cycle. The purchase of the Company's products by its customers typically involves a significant technical evaluation and commitment of capital and other resources, with the attendant delays frequently associated with customers' internal procedures to approve large capital expenditures and to test, implement and accept new technologies that affect key operations. This evaluation process frequently results in a lengthy sales process of several months and subjects the sales cycle associated with the purchase of the Company's products to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews. The length of the Company's sales cycle may vary substantially from customer to customer, particularly for customers within different vertical market segments. The Company's operating expense levels are relatively fixed and are based in part on expectations of future revenues. Consequently, any delay in the recognition of revenue from quarter to quarter could result in operating losses. To the extent that such operating expenses precede, or are not subsequently followed by, increased revenues, the Company's results of operations would be materially adversely affected.

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

     Dependence Upon Emerging Market for Application Integration
Software. Substantially all of the Company's revenues to date have been attributable to sales of application integration software products and services, and the Company expects that substantially all revenues in the foreseeable future will be derived from such products and services. The market for application integration software is relatively new and emerging. The Company's future financial performance will depend, to a large extent, on continued growth in the number of organizations demanding software and services for application integration and seeking outside vendors to develop, manage and maintain the application integration software used for their mission-critical applications. Many potential customers for third-party application integration software have made significant investments in internally developed integration systems, and are highly dependent upon the continued use of such internally developed systems. The dependence of organizations on such internally developed systems coupled with the significant costs required to shift to third-party products may substantially inhibit future demand for third-party application integration software products, such as those offered by the Company. There can be no assurance that the market for application integration software products and services will continue to grow. If the application integration market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, financial condition and results of operations would be materially adversely affected.

     The Company intends to continue to devote considerable resources educating potential customers about application integration software. Even if a sizable market for third-party application integration continues to develop, there can be no assurance that such expenditures or any other marketing efforts will enable the Company's products to achieve or sustain any significant degree of market acceptance. If the Company is unsuccessful in establishing broad market acceptance for its current and future products, the Company's future growth, business, financial condition and results of operations will be materially adversely affected.

     Product Concentration. A substantial portion of the Company's revenues have been attributable to licenses of NEONet and related services. The Company currently expects that revenues attributable to NEONet products and related services will continue to account for a substantial majority of the Company's revenues at least through 1998. Accordingly, the Company's future operating results will be dependent upon the level of market acceptance of, and demand for, NEONet. The Company's future performance will, to a large extent, depend upon the successful development, introduction and customer acceptance of new and enhanced releases of NEONet and other products. There can be no assurance that the Company's products will achieve continued market acceptance or that the Company will be successful in marketing any new or enhanced products. In the event that the Company's current or future competitors release new products that have more advanced features, offer better performance or are more price competitive than NEONet, demand for the Company's products may decline. A decline in demand for NEONet as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, financial condition and results of operations.

     Customer Concentration; Dependence Upon Financial Institutions Industry; Risks of New Targeted Market Segments. In 1997, the Company's top ten customers accounted for 56% of total revenues. For the year ended December 31, 1997, the Company's largest customer accounted for 14% of the Company's total revenues. In addition, to date the Company's revenues have been derived primarily from sales to large banks and financial institutions. For the year ended December 31, 1997, sales to banks and financial institutions accounted for 72% of the Company's total revenues. There can be no assurance that these customers or other customers of the Company will continue to purchase the Company's products in the future. The Company's failure to add new customers that make significant purchases of the Company's products and services would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's marketing strategy calls for the Company to increase its penetration of the financial institutions market segment and to focus other sales efforts on additional vertical market segments, principally insurance, telecommunications and manufacturing. Accordingly, the Company expects that revenues attributable to the financial institutions market segment will continue to account for a substantial portion of the Company's revenues in the near future. Any factors affecting the health of the financial services industry, or other targeted vertical market segments that contain a significant portion of the Company's customer base, could affect the purchasing patterns of the Company's customers within these industries, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has limited experience in marketing its products to customers outside of the financial institutions industry. The additional market segments currently targeted by the Company are likely to have significantly different market characteristics than the financial institutions segment, and licensing NEONet products in such other segments may require pricing structures, sales methods, sales personnel, consulting services and customer support that differ from those previously used by the Company. There can be no assurance that the Company will be successful in achieving significant market acceptance or penetration in the additional segments targeted by the Company. If the Company is unsuccessful in penetrating additional vertical market segments, its future growth, financial condition and results of operations will be materially adversely affected.

     Management of Growth. The Company is currently experiencing a period of rapid growth that has placed and is expected to continue to place a strain on the Company's administrative, financial and operational resources. From January 1, 1996 through December 31, 1997, the size of the Company's staff increased from 35 to 228 full time equivalent employees. Except for George F. (Rick) Adam, Jr., the Company's Chief Executive Officer, and Harold A. Piskiel, the Company's Executive Vice President, Chief Technology Officer, all of the Company's senior management joined the Company in 1996 or 1997. In addition, the Company expanded geographically by adding sales personnel in New York City, Chicago, San Francisco, Philadelphia, Boston, Atlanta, London, England and Sydney, Australia. The Company may further expand into these regions or into others through internal growth or through acquisitions of related companies and technologies. Such expansion may strain management's ability to successfully integrate its operations throughout these regions. Any additional growth within a short time period may divert management attention from day-to-day operations, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

     The Company's ability to manage its staff and facilities growth effectively will require it to continue to improve its operational, financial and management controls, reporting systems and procedures, to install new management information and control systems and to expand, train, motivate and manage its work force. There can be no assurance that the Company will install such management information and control systems in an efficient and timely manner or that the new systems will be adequate to support the Company's level of operations. If the Company's management is unable to manage growth effectively and new employees are unable to achieve targeted performance levels, the Company's business, financial condition and results of operations would be materially adversely affected.

     Fixed-Price Service Contracts. The Company offers development and consulting services to its customers. Typically, the Company enters into service agreements with its customers on a "time and materials" basis. Certain customers have asked for, and the Company has from time to time entered into, fixed-price service contracts. These contracts may specify certain milestones to be met by the Company regardless of actual costs incurred by the Company in fulfilling these obligations. There can be no assurance that the Company can successfully complete these contracts on budget, and the Company's inability to do so could have a material adverse effect on its business, financial condition and results of operations.

     Integration of Acquisitions and Joint Ventures. In September 1997, the Company acquired Menhir Ltd. ("Menhir") through its wholly-owned subsidiary, NEON, Ltd., and may from time to time engage in additional acquisitions of companies with complementary products and services in the application integration or other related software markets. The Company's acquisition of Menhir will, and any future acquisitions may expose the Company to increased risks, including those associated with the assimilation of new operations and personnel, the diversion of financial and management resources from existing operations, and the inability of management to successfully integrate acquired businesses, personnel and technologies. Furthermore, there can be no assurance that the Company will be able to generate sufficient revenues from any such acquisition to offset associated acquisition costs, or that the Company will be able to maintain uniform standards of quality and service, controls, procedures and policies, which may result in the impairment of relationships with customers, employees, and new management personnel. Certain additional acquisitions may also result in additional stock issuances which could be dilutive to the Company's stockholders. The Company may also evaluate, on a case-by-case basis, joint venture relationships with certain complementary businesses. Any such joint venture investment would involve many of the same risks posed by acquisitions, particularly those risks associated with the diversion of resources, the inability to generate sufficient revenues, the management of relationships with third parties, and potential additional expenses, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Competition. The market for the Company's products is intensely competitive and is expected to become increasingly competitive as current competitors expand their product offerings and new competitors enter the market. The Company's current competitors include a number of companies offering one or more solutions to the application integration problem, some of which are directly competitive with the Company's products.

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

     The Company's competitors also include software vendors targeting the enterprise-wide application integration market through various technological solutions. For example, Microsoft, BEA and others provide messaging and queuing solutions that compete with the NEONet Messaging and Queuing module. In the future these vendors could elect to provide a more complete integration solution that would also compete with NEONet's dynamic formatting and rules-based engine modules. In addition, a large number of other companies provide alternative solutions to application integration utilizing other technologies such as data synchronization, transaction monitoring, and subject-based publish/subscribe messaging systems. The Company also faces competition from relational database vendors such as Oracle, Informix, Sybase and Microsoft, whose products currently compete with the Company to some extent and are likely to compete more directly in the future.

     The Company also may face competition from system integrators and professional service organizations which design and develop custom systems and perform custom integration. Certain of these firms may possess industry specific expertise or reputations among potential customers for offering enterprise solutions to application integration needs. These systems integrators and consulting firms can be resellers of the Company's products and may engage in joint marketing and sales efforts with the Company. The Company relies upon such firms for recommendations of NEONet products during the evaluation stage of the purchase process, as well as for implementation and customer support services. These systems integrators and consulting firms may have similar, and often more established, relationships with the Company's competitors, and there can be no assurance that these firms will not market or recommend software products competitive with the Company's products in the future.

     Most of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition, and a larger installed base of customers than the Company. In addition, many of the Company's competitors have well-established relationships with current and potential customers of the Company, have extensive knowledge of the application integration industry, and are capable of offering a single-vendor solution. As a result, the Company's competitors may be more able than the Company to devote significant resources toward the development, promotion and sale of their products and to respond more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that the competition will increase as a result of software industry consolidations. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive pressure faced by the Company will not materially adversely affect its business, financial condition and results of operations.

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

     The success of the Company's products will depend on various factors, including the ability to integrate the Company's products with customer platforms as compared to competitive offerings, the portability of the Company's products, particularly the number of hardware platforms, operating systems and databases that the Company's products can source or target, the integration of additional software modules under development with existing products, and the Company's management of software development being performed by third-party developers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to these technological changes, shifting customer tastes, or evolving industry standards, or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products. If the Company is unable to develop and introduce new products or enhancements of existing products in a timely manner or if the Company experiences delays in the commencement of commercial shipments of new products and enhancements, the Company's business, financial condition and results of operations would be materially adversely affected.

     Risks Associated with Expanding Distribution; Indirect Distribution Channel Risks. To date, the Company has sold its products primarily through direct sales and has supported its customers with its technical and customer support staff. The Company's ability to achieve significant revenue growth in the future will depend in large part on its ability to recruit and train sufficient direct sales, technical and customer personnel, particularly additional sales personnel focusing on the new vertical market segments targeted by the Company's marketing strategy. The Company has at times experienced and continues to experience difficulty in recruiting qualified sales, technical and support personnel. Any failure by the Company to rapidly and effectively expand its direct sales force and its technical and support staff could materially adversely affect the Company's business, financial condition and results of operations.

     The Company believes that future growth will depend upon its success in developing and maintaining strategic relationships with distributors, resellers, and systems integrators. While the Company's current strategy is to increase the proportion of customers served through these indirect channels, indirect channel sales have not accounted for significant revenue to date. The Company is currently investing, and plans to continue to invest, significant resources to develop indirect channels, which could adversely affect the Company's operating results if the Company's efforts do not generate license revenues necessary to offset such investment. The Company's inability to recruit and retain qualified indirect channel partners, and systems integrators could adversely affect the Company's results of operations. The Company's success in selling into this indirect distribution channel could also adversely affect the Company's average selling prices and result in lower gross margins, since lower unit prices are typically charged on sales through indirect channels.

     Dependence on Key Personnel; Ability to Attract and Retain Personnel. The Company's future success will depend in large part upon the continued service of its key technical, sales and senior management personnel, none of whom is bound by an employment agreement. The loss of any of the Company's senior management or other key research, development, sales and marketing personnel, particularly if lost to competitors, could have a material adverse effect on the Company's business, financial condition and operating results. The Company's future success will depend in large part upon its ability to attract, retain and motivate highly skilled employees. There is significant competition for employees with the skills required to perform the services offered by the Company and there can be no assurance that the Company will be able to continue to attract and retain sufficient numbers of highly skilled employees. Because of the complexity of the application integration software market, the Company has in the past experienced, and expects in the future to experience, a significant time lag between the date on which technical and sales personnel are hired and the time at which such persons become fully productive. If the Company is unable to manage the post-sales process effectively, its ability to attract repeat sales or establish strong account references could be adversely affected, which may materially affect the Company's business, financial condition and results of operations.

     Impact of the Year 2000 Issue. Many installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software products used by many companies may need to be upgraded to comply with such year 2000 requirements. The Company believes it is currently expending sufficient resources to review its product and services, as well as its internal management information system in order to identify and modify those products, services and systems that are not year 2000 compliant. The Company expects such modifications will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. There can be no assurance, however, that the Company will be able to modify timely and successfully such products, services and systems to comply with year 2000 requirements, which could have a material adverse effect on the Company's operating results. Moreover, the Company believes that some customers may be purchasing the Company's products as an interim solution to their Year 2000 needs until their current suppliers reach compliance. There can be no assurance that such customers will purchase support services from the Company or that they will upgrade beyond their current version of the Company's software once their current software suppliers reach compliance. Any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition. Furthermore, there can be no assurance that these or other factors relating to the year 2000 compliance issues, including litigation, will not have a material adverse effect on the Company's business, financial condition or results of operations.

     Protection of Intellectual Property; Risks of Infringement. The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company relies on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect its proprietary rights. The Company presently has no patents, but has three patent applications pending. Despite the Company's efforts to protect its proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. Moreover, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. In addition, attempts may be made to copy or reverse engineer aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Accordingly, there can be no assurance that the Company will be able to protect its proprietary rights against unauthorized third-party copying or use, which could materially adversely affect the Company's business, operating results or financial condition. Moreover, there can be no assurance that others will not develop products that infringe the Company's proprietary rights, or that are similar or superior to those developed by the Company. Policing the unauthorized use of the Company's products is difficult and litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition or results of operations.

     There can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that application integration software developers will increasingly be subject to infringement claims as the number of products in different industry segments overlap. In this regard, the Company is aware that one of its competitors has a U.S. patent covering certain aspects of publish/subscribe messaging systems. This competitor has invited the Company to consider discussing a license under its patent. The Company believes its NEONet product does not infringe any valid claim of the patent. However, any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect upon the Company's business, financial condition and operating results. There can be no assurance that such royalty or licensing agreements, if required, would be available on terms acceptable to the Company, or at all. Moreover, the cost of defending patent litigation could be substantial, regardless of the outcome. There can be no assurance that legal action claiming patent infringement will not be commenced against the Company, or that the Company would necessarily prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. In the event a patent claim against the Company was successful and the Company could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, the Company's business, financial condition and results of operations would be materially adversely affected.

ITEM 2. PROPERTIES.

     The Company leases facilities located in Englewood, Colorado, which provide for approximately 34,400 square feet of office space and contain the Company's principal executive, administrative, engineering, sales, marketing, customer support and research and development functions. Such leases expire beginning in December 1999. The Company believes that its existing facilities will be adequate for the next 12 months and that sufficient additional space will be available as needed thereafter. The Company also leases approximately 5,000 square feet of office space in a building in Manhattan, New York and approximately 6,800 square feet of office space in London, England.

     In addition, the Company maintains secure Web servers which contain confidential information of the Company and its customers. The Company's operations are dependent in part upon its ability to protect its internal network infrastructure against damage from physical break-ins, natural disasters, operational disruptions and other events. Physical break-ins could result in the theft or loss of confidential or critical business information of the Company or its customers. Any such break-in or damage or failure that causes interruptions in the Company's operations could materially adversely affect the Company's business, financial condition and results of operations.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT

     The executive officers of the Company and their ages as of March 16, 1998 are as follows:

           NAME               AGE                   POSITION(S)
           ----               ---                   -----------
George F. (Rick) Adam, Jr.    51     Chairman of the Board, President and
                                     Chief Executive Officer
Harold A. Piskiel             51     Executive Vice President, Chief
                                     Technology Officer
Stephen E. Webb               49     Senior Vice President and Chief Financial
                                     Officer
Robert I. Theis               36     Senior Vice President of Marketing
Frederick T. Horn             44     Senior Vice President of Product
                                     Development and Client Services
Leonard M. Goldstein          50     Senior Vice President, Senior Counsel and
                                     Secretary
Frank A. Russo, Jr.           53     President of Sales and Field Operations,
                                     North America
Peter Hoversten               43     Senior Vice President, Application
                                     Development and Field Operations
Michael E. Jaroch             53     Senior Vice President of Human Resources
James C. Parks                54     Vice President of Finance and Controller
Steve Lazarus                 66     Director
Mark L. Gordon                46     Director
James Reep                    46     Director
Elisabeth W. Ireland          40     Director
Patrick J. Fortune            50     Director

     Mr. Adam has served as Chairman of the Board, Chief Executive Officer, President and a Director of the Company since founding the Company in June 1993. From 1987 to 1993, Mr. Adam was General Partner of Goldman, Sachs & Co. and served as the Chief Information Technology Officer. From 1980 to 1987, Mr. Adam was Chief Information Officer and Vice President of Personnel for Baxter Health Care Corporation. Mr. Adam received a B.S. degree from the U.S. Military Academy, West Point, New York and an M.B.A. from Florida State University.

     Mr. Piskiel has served as Executive Vice President, Chief Technical Officer and a Director of the Company since joining the Company in March 1995. From 1993 to 1995, Mr. Piskiel served as Vice President of Data Distribution for Merrill Lynch & Co. From 1984 to 1993, Mr. Piskiel served as Vice President of Data Administration and Distribution Architecture at Goldman, Sachs & Co. Mr. Piskiel holds a B.A. degree from Long Island University.

     Mr. Webb has served as Senior Vice President and Chief Financial Officer of the Company since joining the Company in December 1996. Prior to December 1996, Mr. Webb served as the Executive Vice President and Chief Financial Officer of Telectronics Pacing Systems, Inc., an international manufacturer and distributor of implantable electronic cardiac devices, from April 1994 to December 1996. Prior to working at Telectronics Pacing Systems, Inc., Mr. Webb spent seventeen years with Hewlett-Packard Company, most recently as Controller of the HP Software Business Unit. Mr. Webb holds a B.A. degree from Stanford University and an M.B.A. degree from the Harvard Graduate School of Business.

     Mr. Theis has served as Senior Vice President of Marketing since joining the Company in October 1996. Prior to joining the Company. Mr. Theis served as Managing Director of the Worldwide Financial Services Industry Group of Sun Microsystems, Inc. from April 1986 to October 1996. Prior to joining Sun

Microsystems, Mr. Theis served as the workstation program manager for Silicon Graphics. Mr. Theis received a B.S. degree from the University of Pittsburgh, Pennsylvania.

     Mr. Horn has served as Senior Vice President of Product Development and Client Services since joining the Company in July 1996. From January 1994 to July 1996, Mr. Horn was a partner with Ernst & Young, LLP in the Management Consulting Group, where he specialized in financial industry consulting. From February 1992 through December 1993, Mr. Horn served as a Managing Director of SHL Systemhouse, a software services firm. Prior to joining SHL Systemhouse, Mr. Horn served as a Vice President of Goldman, Sachs & Co. Mr. Horn received his B.A. degree from Northwestern University.

     Mr. Goldstein has served as Senior Vice President, Senior Counsel and Secretary since joining the Company in July 1996. From 1976 to July 1996, Mr. Goldstein practiced law privately with the firm of Feder, Morris, Tamblyn and Goldstein, for which firm he served as Managing Partner and President. Mr. Goldstein holds a B.A. degree from American University and a J.D. degree from the State University of New York at Buffalo School of Law.

     Mr. Russo has served as President of Sales and Services for North America since January 1, 1998. Prior to that position, Mr. Russo served as Senior Vice President of Sales and Field Operations, Eastern Region since joining the Company in March 1996. Prior to March 1996, Mr. Russo served as the President and Chief Executive Officer of Strategic Marketing Information, Inc. From 1989 to 1991, Mr. Russo served as President of Spectrum Healthcare Solutions. From 1987 through 1989, Mr. Russo served as President of Baxter-Travenol's Systems Division. Mr. Russo holds B.B.A. and M.B.A. degrees from Adelphi University.

     Mr. Hoversten has served as Senior Vice President, Application Development and Field Operations since May 1, 1997. From January 1989 to March 1997, Mr. Hoversten served as a Vice President of Technology at Goldman, Sachs & Co. Mr. Hoversten holds a B.S. degree from the University of Pennsylvania.

     Mr. Jaroch has served as Senior Vice President of Human Resources since he joined the Company in April 1996. From 1995 to 1996, Mr. Jaroch served as Senior Consultant to Intersource Executive Search, an executive recruiting firm. From 1990 to 1995, Mr. Jaroch served as the Senior Human Resources Administrator for Lockheed Aeronautical Systems Company. Mr. Jaroch received a B.S. degree from Northern Illinois University and an M.B.A. from Lake Forest Graduate School of Business.

     Mr. Parks has served as Vice President of Finance and Controller of the Company since joining the Company in January 1996. From 1984 through January 1996, Mr. Parks consulted for various start-up technology companies in the roles of Chief Financial Officer and Controller. Prior to 1984, Mr. Parks served as a Manager of Arthur Andersen in Denver, Colorado. Mr. Parks holds a B.A. degree from University of Northern Colorado and an M.B.A. degree from the University of Denver, Colorado.

     Mr. Lazarus has served as a Director of the Company since April 1995. Since 1986, Mr. Lazarus has served as a senior principal of various venture capital funds associated with ARCH Venture, including President and Chief Executive Officer of ARCH Development Corporation and Managing Director of ARCH Venture Partners. From 1986 to 1994, Mr. Lazarus served as the Associate Dean of the Graduate School of Business of the University of Chicago. He currently serves as a director of Amgen, Primark and Illinois Superconductor. Mr. Lazarus holds a B.A. degree from Dartmouth College and an M.B.A. degree from the Harvard Graduate School of Business.

     Mr. Gordon has served as a Director of the Company since the Company's inception. Since 1980, Mr. Gordon has been a partner in the law firm of Gordon & Glickson PC, directing the firm's information technology practice. Mr. Gordon holds a B.A. degree from the University of Michigan and a J.D. degree from the Northwestern University School of Law.

     Mr. Reep has served as a Director of the Company since March 1996. Since 1980, Mr. Reep has served as Chairman and Director of First Consulting Group, an information consulting firm specializing in health care systems that he co-founded. Mr. Reep holds a B.S. degree from California State University at Long Beach and an M.B.A. degree from the University of Chicago.

     Ms. Ireland has served as a Director of the Company since January, 1998. Since January, 1994, Ms. Ireland has been a partner with the Hamilton Companies, an investment partnership. From 1988 to 1994, Ms. Ireland was a private investor and consultant. From 1986 to 1988, Ms. Ireland was Director of Marketing and Sales for Bloomberg L.P., a financial information service. Ms. Ireland holds an A.B. Degree from Smith College and an M.B.A. from the Wharton School at the University of Pennsylvania.

     Dr. Fortune has served as director of the Company since February 1998. Since October 1995, Dr. Fortune has been Vice President, Information Technology and Chief Information Officer for Monsanto Company. From September 1994 to September 1995, Dr. Fortune served as President and Chief Operating Officer of Coram Healthcare Corporation in Colorado. From December 1991 to August 1994, Dr. Fortune was Vice President, Information Management at Bristol-Myers Squibb. Dr. Fortune holds a B.A. degree from the University of Wisconsin, an M.B.A. from Northwestern University and a Ph.D. in physical chemistry from the University of Wisconsin.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The common stock of the Company has been traded on the Nasdaq National Market under the symbol "NEON" since the Company's initial public offering on June 18, 1997. Prior to that time, there was no public market for the Company's common stock. The following table sets forth the high and low sale prices per share of the Company's common stock for the periods indicated.

                       1997                           HIGH      LOW
                       ----                          ------    ------
Third Quarter......................................  $17.50    $13.50
Fourth Quarter.....................................  $14.50    $10.75

     As of March 16, 1998, there were 63 holders of record of the Company's common stock. Because many of the Company's shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The Company has never declared or paid any cash dividends on its common stock. Since the Company currently intends to retain all future earnings to finance future growth, it does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

                                                             YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                     1997         1996         1995       1994
                                                   ---------    ---------    ---------    -----
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Software licenses..............................  $  15,970    $   3,383    $      --    $  --
  Services and maintenance.......................      6,676        3,762        1,271      149
                                                   ---------    ---------    ---------    -----
Total revenues...................................     22,646        7,145        1,271      149
Cost of revenues.................................      5,343        3,328          751       85
                                                   ---------    ---------    ---------    -----
Gross profit.....................................     17,303        3,817          520       64
Loss from operations.............................     (4,251)      (5,733)      (1,490)    (690)
Net loss.........................................  $  (3,057)   $  (5,672)   $  (1,503)   $(719)
                                                   =========    =========    =========    =====
Net loss per common share, basic and
  diluted(1).....................................  $   (0.64)   $   (4.19)   $   (1.15)
                                                   =========    =========    =========
Weighted average shares of common stock
  outstanding....................................  5,479,151    1,353,276    1,308,997
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents........................  $   7,150    $   2,887    $   1,135    $ 127
Working capital (deficit)........................     30,987        2,586        1,557      (55)
          Total assets...........................     40,229        7,073        2,209      333
Stockholders' equity (deficit)...................     34,731        3,515        1,591     (718)

---------------

(1) Excluding the effect of the charge for in process research and development of $2.6 million associated with the Menhir acquisition, the 1997 net loss per common share, basic and diluted, is $0.17 per common share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to total revenues. The year ended 1997 includes the charge for acquired in-process research and development associated with the acquisition of Menhir Limited in September 1997. The loss from operations and net loss are shown both with and without the effect of those items.

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                         1997     1996     1995
                                                         -----    -----    -----
Revenues:
  Software licenses....................................    71%      47%      --
  Services and maintenance.............................    29%      53%     100%
                                                          ---      ---     ----
          Total revenues...............................   100%     100%     100%
Cost of revenues:
  Cost of software licenses*...........................     6%      30%      --
  Cost of services and maintenance*....................    67%      61%      59%
                                                          ---      ---     ----
          Total cost of revenues.......................    24%      47%      59%
Operating expenses:
  Sales and marketing..................................    39%      62%      43%
  Research and development.............................    34%      51%      88%
  General and administrative...........................    10%      21%      27%
  Charge for acquired in-process research and
     development.......................................    11%      --       --
  Amortization of intangibles..........................     1%      --       --
                                                          ---      ---     ----
          Total operating expenses.....................    95%     134%     158%
                                                          ---      ---     ----
Loss from operations...................................   (19)%    (80)%   (117)%
Other income (expense), net............................     3%       1%      (1)%
Loss before provision for income taxes.................   (15)%    (79)%   (118)%
Provision for income taxes.............................    --       --       --
                                                          ---      ---     ----
Net loss...............................................   (15)%    (79)%   (118)%
                                                          ===      ===     ====
Net loss, excluding charge for acquired in-process
  research and development excluding
  acquisition-related intangibles......................    (4)%    (79)%   (118)%
                                                          ===      ===     ====

---------------
* As a percentage of Software licenses and Services and maintenance revenues, respectively.

     The discussion in this Report on Form 10-K contains certain trend analysis and other forward-looking statements. Words such as "anticipate," "believe," "plan," "estimate," "except," "seek" and "intend," and other words of similar import are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to business and economic risks and uncertainties which are difficult to predict. Therefore, the Company's actual results of operations may differ materially from those expressed or forecasted in the forward-looking statements as a result of a number of factors, including, but not limited to, those discussed in Item 1 under the heading "Factors that May Affect Future Results" as well as those discussed in this section and elsewhere in this Report.

OVERVIEW

     The Company began operations in January 1994 to develop, market and support enterprise software for application integration. In 1994 and 1995, the Company was in the development stage and was principally focused on product development and assembling its management team and infrastructure. Software license revenues were not significant until the commercial release of the NEONet software in 1996. Since the initial release of NEONet in January 1996, a substantial portion of the Company's revenues have been attributable to licenses of NEONet and related services. In November 1996, the Company commenced shipment to customers of Release 3.0 of NEONet, which provided additional capabilities for effective enterprise-wide application integration.

     In mid 1997, the Company completed its initial public offering and issued 3,174,000 shares of its Common Stock, and received approximately $34.3 million cash net of underwriting discounts, commissions and other offering costs.

     In September 1997, the Company acquired all of the outstanding capital stock of Menhir, a developer and marketer of enterprise client information systems, for $2.8 million in cash, plus fees and expenses of approximately $200,000. The acquisition was accounted for under the purchase method of accounting. Menhir's assets, liabilities and operating results have been included in the Company's consolidated financial statements prospectively from September 1, 1997.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

REVENUES

     The Company's revenues increased from $1.3 million for the year ended December 31, 1995 to $7.1 million for the year ended December 31, 1996, reflecting significant software license revenues related to the commercial introduction of the Company's NEONet product. Revenues increased from $7.1 million for the year ended December 31, 1996 to $22.6 million for the year ended December 31, 1997 as the Company sold to a greater number of customers and expanded its business internationally.

     Software license revenues grew from zero in the year ended December 31, 1995 to $3.4 million, or 47% of total revenue, in the year ended December 31, 1996 and to $16.0 million, or 71% of total revenue, in the year ended December 31, 1997. The increase in software license revenues, both in absolute dollars and as a percentage of total revenues, reflected an increase in market awareness and acceptance of the Company's products, expansion of international sales resources, the continued growth of an installed base of accounts to serve as references for new customers, repeat business by existing customers, and expanded functionality of the NEONet product. In December 1997, the Company entered into a license agreement with IBM for the joint development of a product designed to integrate IBM's MQ Series product with certain of the Companies products. Under the terms of the agreement, both companies are expected to begin selling the resulting MQ integrator product as early as the second quarter of 1998. The Company expects that future software license revenues will include the NEONet product, the planned MQ Integrator product, format templates, and new applications.

     Services and maintenance revenues grew from $1.3 million, or 100% of revenues, in the year ended December 31, 1995 to $3.8 million, or 53% of total revenues, in the year ended December 31, 1996, to $6.7 million, or 29% of total revenues, in the year ended December 31, 1997. Services and maintenance revenues declined as a percentage of total revenues from 1995 to 1996 due to the completion of a professional services contract with Merrill Lynch & Co., Inc. ("Merrill Lynch") in the quarter ended June 30, 1996 and the commercial release of the NEONet product. Services and maintenance revenues grew 77% in the year ended December 31, 1997 compared to the year ended December 31, 1996, reflecting service engagements associated with the growing sales of the NEONet product.

     In 1997, the Company's top ten customers accounted for 56% of total revenues. For the year ended December 31, 1997, the Company's largest customer accounted for 14% of the Company's total revenues. To date, the Company's revenues have been derived primarily from sales to large banks and financial institutions. For the year ended December 31, 1997, sales to banks and financial institutions accounted for 72% of the Company's total revenues.

COST OF REVENUES

     Cost of revenues consists of costs of software licenses and costs of services and maintenance. As a percentage of total revenue, total cost of revenues declined from 59% in 1995, to 47% in 1996, to 24% in 1997. The decline reflects the increasing mix of higher-margin software license sales and a decline in royalty expense associated with the NEONet product.

     Cost of software licenses consists primarily of royalty payments. The Company had an agreement to pay royalties to Merrill Lynch on NEONet license revenue until such royalties reached a cumulative total of

$1.9 million. The Company accrued royalties at 30% of NEONet license fees in 1996 and 10% of NEONet license fees in 1997, reflecting the Company's revised agreement with Merrill Lynch & Co. during 1997. As a result, cost of software licenses was approximately 30% of software license revenue in 1996. In the quarter ended December 31, 1997, the Company met the cumulative $1.9 million royalty requirement, and cost of software licenses in 1997 fell to approximately 6% of software license revenue. While the royalty obligation to Merrill Lynch & Co. on NEONet has been satisfied, the Company anticipates that there may be other products that will carry royalty obligations in the future.

     Cost of services and maintenance consists primarily of personnel, facility, and systems costs incurred in providing professional service consulting, training, and customer support services. As a percent of services and maintenance revenue, cost of services and maintenance was 59%, 61%, and 67% in 1995, 1996, and 1997, respectively. The higher percentage cost in 1997 reflected the use, at higher cost, of subcontract labor on certain engagements. The Company expects it may continue to use subcontractors for the delivery of professional services from time to time.

OPERATING EXPENSES

  RESEARCH AND DEVELOPMENT

     Research and development expenses include amounts associated with the development of new products, enhancements of existing products and quality assurance activities.

     The expenses consist primarily of employee salary and benefits, consultant costs, and associated equipment and software costs. Research and development costs have been expensed as incurred. No software development costs have been capitalized to date in accordance with Statement of Financial Accounting Standards No. 86. Research and development expenses were $1.1 million, $3.7 million, and $7.7 million, representing 88%, 51%, and 34% of total revenues, respectively, for the years ended December 31, 1995, 1996, and 1997. The increase in research and development expenses is primarily attributable to hiring additional technical personnel engaged in software development activities, and its decline as a percentage of total revenues was due to the higher percentage growth in revenues. The Company currently anticipates that research and development expenses may continue to increase in absolute dollars as the Company continues to commit substantial resources to new product development.

  SALES AND MARKETING

     Sales and marketing expenses consist primarily of salaries for sales and marketing personnel, commissions, travel, and promotional expenses. Sales and marketing expenses were $549,000, $4.4 million, and $8.8 million, representing 43%, 62%, and 39% of total revenues, respectively, in the years ended December 31, 1995, 1996, and 1997. These increases were due primarily to the Company's expansion of its overall sales and marketing resources and infrastructure, including international expansion in 1997. As a percentage of total revenues, sales and marketing increased in 1996 compared to 1995 as the Company commercialized the NEONet product and deployed a professional sales force. Sales and marketing expense decreased as a percentage of revenue in 1997 compared to 1996 primarily due to growth in revenues. The Company expects to continue to expand its direct sales force and professional marketing staff, further increase its international presence, and continue to develop its indirect sales channels and increase promotional activity. Accordingly, the Company expects sales and marketing expense to continue to grow in absolute dollars.

  GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of salaries and related costs, outside professional fees, and software and equipment costs associated with the finance, legal, human resources, information systems, and administrative functions of the Company. General and administrative expenses were $345,000, $1.5 million, and $2.3 million, representing 27%, 21%, and 10% of total revenues, respectively, for the years ended December 31, 1995, 1996, and 1997. General and administrative expenses grew in absolute dollars as the Company added personnel to all administrative areas but declined as a percentage of total revenues principally due to economies of scale associated with increased revenues. The Company expects general and administrative expenses to continue to grow as the Company implements additional management information systems associated with its business growth, continues its international expansion, and incurs costs incident to being a publicly held company.

  CHARGE FOR ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT/AMORTIZATION OF INTANGIBLES

     Based on an independent appraisal of the net assets acquired, $2.6 million allocated to in-process research and development projects was charged to operations in connection with the acquisition of Menhir in September 1997. The Company also allocated approximately $460,000 to marketable software products acquired which are being amortized over three years, and approximately $310,000 to goodwill which is being amortized over a period of seven years. Amortization expense of approximately $66,000 was recorded during the year ended December 31, 1997.

Other Income (Expense), Net

     The Company recorded net other income of $745,000 in 1997. This compares to net other income of $61,000 in 1996 and net other expense of $13,000 in 1995. The increase in net other income in 1997 resulted primarily from the interest earned on cash invested from the proceeds of the Company's public offering in June 1997. The Company anticipates that interest income will decline in future periods as cash balances may be used to fund potential future acquisitions and the ongoing operations of the Company.

Provisions for Taxes

     The Company has reported no income tax expense for any period. As of December 31, 1997, the net deferred tax assets of approximately $3.4 million were further offset by a valuation allowance of an equivalent amount. The net deferred tax asset at December 31, 1996 was $2.7 million, which was offset by a valuation allowance of the same amount.

Net Loss

     Giving effect to expenses associated with the Menhir acquisition, the Company reported a net loss of $3.5 million, or $0.64 per share in 1997. Excluding the charge for acquired in-process research and development, the net loss was approximately $907,000, or $0.17 per common share on 5,479,151 weighted average shares outstanding. This compares to a net loss of $1.5 million, or $1.15 per common share on 1,308,997 shares in 1995, and $5.7 million, or $4.19 per common share on 1,353,276 shares, in 1996. The reduced net loss in 1997 as compared to 1996 resulted from the very high growth in revenues, particularly software license revenues, as compared with the growth of costs and expenses. The increased loss in 1996 compared to 1995 resulted from the rapid buildup of the Company's sales force and other staff, and from royalty payments due to Merrill Lynch.

Liquidity and Capital Resources

     The Company's financial position remains strong, with $22.7 million cash and cash equivalents and short-term investments as of December 31, 1997 compared to $3.4 million in 1996 and $1.1 million in 1995. Notes payable to banks at December 31, 1997 was $67,000 compared to $1.5 million at December 31, 1996 and zero at December 31, 1995. The Company maintains lines of credit both in the United States and in the United Kingdom which could be used for working capital requirements on an as-needed basis.

     Cash used in operating activities was $8.7 million in 1997 compared to $5.4 million in 1996 and $1.6 million in 1995. Most of the cash usage resulted from the growth of the business.

     Cash used in investing activities was $19.7 million, including $15.1 million for net purchases of short-term investments, $2.8 million for the purchase of Menhir, and $1.8 million for purchases of property and equipment. This compares to cash used in investing activities of $1.5 million in 1996 and $404,000 in 1995.

     Cash provided from financing activities was $32.6 million in 1997 compared to $8.7 million in 1996 and $3.0 million in 1995. In 1997, the Company received $34.7 million in net proceeds from its initial public offering and proceeds for the exercise of stock options.

     The Company believes that its existing balance of cash and short-term investments will be sufficient to meet the Company's working capital and capital expenditure needs for at least the next twelve months. The Company may require additional sources of funds to continue to grow and support its business. There can be no assurance that such capital, if needed, will be available or will be available on terms acceptable to the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's financial statements and the report of the independent public accountants appear on pages F-1 through F-18 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information required by this item concerning the Company's directors is incorporated by reference to the information set forth in the sections entitled "Proposal No. 1: Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1997, except that the information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled "Proposal No. 1: Election of Directors -- Director Compensation" and "Executive Officer Compensation" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Beneficial Share Ownership by Principal Stockholders and Management" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1997.

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

1. Consolidated Financial Statements. The following consolidated financial statements of the Registrant and subsidiaries are filed as part of this
   Report:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statements of Stockholders' Equity.............  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

2. Financial Statement Schedules.

     All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or rules thereto.

3. Exhibits:

     2.1 Share Purchase Agreement dated September 26, 1997 by and among Registrant and Menhir Limited (which is incorporated herein by reference to Exhibit 2 to the Registrant's Current
              Report on Form 8-K dated October 10, 1997 ("Registrant's
              1997 8-K")).
     3.1 Amended and Restated Certificate of Incorporation, as amended through May 21, 1997 (which is incorporated herein by reference to Exhibit 3.4 to the Registrant's Registration
              Statement on Form S-1, Registration No. 333-20189
              ("Registrant's 1997 S-1").
     3.2 Amended and Restated Bylaws of Registrant, as amended through February 2, 1998.
     4.1 Form of Registrant's Common Stock Certificate (which is incorporated herein by reference to Exhibit 4.1 to the Registrant's 1997 S-1).
    10.1* Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's 1997 S-1).
    10.2*     1995 Stock Option Plan, (amended and restated as of January
              3, 1997) and related agreements (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's 1997
              S-1).
    10.3* 1997 Director Option Plan and related agreements (which is incorporated herein by reference to Exhibit 10.3 to the Registrant's 1997 S-1).
    10.4*     1997 Employee Stock Purchase Plan and related agreements
              (which is incorporated herein by reference to Exhibit 10.4 to the Registrant's 1997 S-1).
    10.5 Warrant to Purchase Stock issued to Silicon Valley Bank dated April 12, 1996 (which is incorporated herein by reference to Exhibit 10.5 to the Registrant's 1997 S-1).
    10.6 Series A Convertible Preferred Stock Purchase Agreement between the Registrant and the Purchasers named therein dated May 9, 1995 (which is incorporated herein by reference to Exhibit 10.6 to the Registrant's 1997 S-1).
    10.7 Series B Convertible Preferred Stock Purchase Agreement between the Registrant and the Purchasers named therein dated September 20, 1995 (which is incorporated herein by reference to Exhibit 10.7 to the Registrant's 1997 S-1).
    10.8 Series C Convertible Preferred Stock Purchase Agreement between the Registrant and the Purchasers named therein dated June 3, 1996 (which is incorporated herein by reference to Exhibit 10.8 to the Registrant's 1997 S-1).

      10.9   Registration Rights Agreement between the Registrant and certain parties named therein dated May
             9, 1995 (which is incorporated herein by reference to Exhibit 10.9 to the Registrant's 1997 S-1).
      10.11  Amendment No. 1 to Registration Rights Agreement between the Registrant and certain parties named therein dated September 20, 1995 (which is incorporated herein by reference to Exhibit 10.10 to the Registrant's 1997 S-1).
      10.12  Amendment No. 2 to Registration Rights Agreement between the Registrant and certain parties named therein dated June 3, 1996 (which is incorporated herein by reference to Exhibit 10.11 to the
             Registrant's 1997 S-1).
      10.13  Lease Agreement between the Registrant and State of California Public Employees' Retirement System
             for the property at 7400 East Orchard Road, Suite 230, Englewood, CO dated October 12, 1994 and
             Commencement Date Agreement dated January 23, 1995 in connection therewith (which is incorporated herein by reference to Exhibit 10.12 to the Registrant's 1997 S-1).
      10.14  Master Agreement for Professional Services between the Registrant and Merrill Lynch, Pierce,
             Fenner & Smith Incorporated dated March 1, 1995 and related agreements (which is incorporated herein by reference to Exhibit 10.13 to the Registrant's 1997 S-1).
      10.15  Value Added Reseller Agreement between the Registrant and SunGard Systems International Inc. dated
             December 31, 1996 (which is incorporated herein by reference to Exhibit 10.14 to the Registrant's
             1997 S-1).
      21.1   Subsidiary of the Registrant.
      23.1   Consent of Arthur Andersen LLP.
      24.1   Power of Attorney (which is included on page 28 herein).
      27     Financial Data Schedule.

---------------
* Indicates management compensatory plan, contract or arrangement.

(b) Reports on Form 8-K. A Current Report on Form 8-K was filed on November 10, 1997 by the Company to report the acquisition of Menhir, Ltd. ("Menhir"). An amendment to the Report on Form 8-K was subsequently filed by the Company to include financial statements of Menhir and the required pro forma financial information.

(c) Exhibits. See Item 14(3) above.

(d)Financial Statement Schedules. See Item 14(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March 1998.

                                          NEW ERA OF NETWORKS, INC.

                                          By: /s/ STEPHEN E. WEBB

                                            ------------------------------------
                                            Stephen E. Webb,
                                            Senior Vice President and Chief
                                              Financial Officer

                               POWER OF ATTORNEY

     KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George F. (Rick) Adam and Leonard M. Goldstein, his or her attorneys-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

           /s/ GEORGE F. (RICK) ADAM, JR.                    President and Chief        March 26, 1998
-----------------------------------------------------       Executive Officer and
             George F. (Rick) Adam, Jr.                      Director (principal
                                                             executive officer)

                /s/ HAROLD A. PISKIEL                     Executive Vice President,     March 26, 1998
-----------------------------------------------------     Chief Technology Officer
                  Harold A. Piskiel                             and Director

                 /s/ STEPHEN E. WEBB                      Senior Vice President and     March 26, 1998
-----------------------------------------------------      Chief Financial Officer
                   Stephen E. Webb                          (principal financial
                                                                  officer)

                 /s/ JAMES C. PARKS                       Vice President of Finance     March 26, 1998
-----------------------------------------------------     and Controller (principal
                   James C. Parks                            accounting officer)

                  /s/ STEVE LAZARUS                               Director              March 26, 1998
-----------------------------------------------------
                    Steve Lazarus

                 /s/ MARK L. GORDON                               Director              March 26, 1998
-----------------------------------------------------
                   Mark L. Gordon

                   /s/ JAMES REEP                                 Director              March 26, 1998
-----------------------------------------------------
                     James Reep

              /s/ ELISABETH W. IRELAND                            Director              March 26, 1998
-----------------------------------------------------
                  Elisabeth Ireland

               /s/ PATRICK J. FORTUNE                             Director              March 26, 1998
-----------------------------------------------------
                 Patrick J. Fortune

                           NEW ERA OF NETWORKS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statements of Stockholders' Equity.............  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To New Era of Networks, Inc.:

     We have audited the accompanying consolidated balance sheets of NEW ERA OF NETWORKS, INC. (a Delaware corporation) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Era of Networks, Inc., as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Denver, Colorado,
January 27, 1998.

                           NEW ERA OF NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1997           1996
                                                              ------------    -----------
Current assets:
  Cash and cash equivalents.................................  $  7,150,362    $ 2,887,466
  Short-term investments....................................    15,573,617        500,000
  Accounts receivable, net of allowance for uncollectible
     accounts of $300,000 and $150,000, respectively........    11,072,850      2,229,417
  Unbilled revenue..........................................     1,667,456             --
  Prepaid expenses and other................................     1,020,394         83,984
                                                              ------------    -----------
          Total current assets..............................    36,484,679      5,700,867
                                                              ------------    -----------
Property and equipment:
  Computer equipment and software...........................     2,725,144      1,132,049
  Furniture, fixtures and equipment.........................       640,218        363,720
  Leasehold improvements....................................        86,563         33,050
                                                              ------------    -----------
                                                                 3,451,925      1,528,819
  Less-accumulated depreciation.............................    (1,036,088)      (401,364)
                                                              ------------    -----------
  Property and equipment, net...............................     2,415,837      1,127,455
                                                              ------------    -----------
Other assets, net...........................................     1,328,659        244,416
                                                              ------------    -----------
          Total assets......................................  $ 40,229,175    $ 7,072,738
                                                              ============    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  2,171,722    $   469,640
  Accrued liabilities.......................................     2,081,959      1,369,634
  Current portion of bank borrowings (Note 4)...............        66,963      1,100,553
  Deferred revenue..........................................     1,177,262        175,300
                                                              ------------    -----------
          Total current liabilities.........................     5,497,906      3,115,127
                                                              ------------    -----------
Bank borrowings (Note 4)....................................            --        442,277
                                                              ------------    -----------
          Total liabilities.................................     5,497,906      3,557,404
                                                              ------------    -----------
Commitments and contingencies (Note 8)
Stockholders' equity (Note 6):
  Preferred stock, 2,000,000 shares authorized; none issued
     or outstanding at December 31, 1997....................            --             --
  Convertible Series A, B and C Preferred stock, $.01 par
     value, 20,016,963 shares authorized, issued and
     outstanding at December 31, 1996, stated at liquidation
     preference.............................................            --     11,385,000
  Common stock, $.0001 par value, 45,000,000 shares
     authorized, 9,106,157 and 1,359,091, shares issued and
     outstanding as of December 31, 1997 and 1996,
     respectively...........................................           911            136
  Additional paid-in capital................................    46,191,190        141,543
  Accumulated deficit.......................................   (11,517,978)    (8,011,345)
  Cumulative translation adjustment.........................        57,146             --
                                                              ------------    -----------
          Total stockholders' equity........................    34,731,269      3,515,334
                                                              ------------    -----------
          Total liabilities and stockholders' equity........  $ 40,229,175    $ 7,072,738
                                                              ============    ===========

The accompanying notes to consolidated financial statements are an integral part of these
                            consolidated statements.

                           NEW ERA OF NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1997           1996           1995
                                                      -----------    -----------    -----------
Revenues (Notes 2 and 9):
  Software licenses.................................  $15,969,840    $ 3,382,464    $        --
  Services and maintenance..........................    6,675,602      3,762,223      1,270,600
                                                      -----------    -----------    -----------
          Total revenues............................   22,645,442      7,144,687      1,270,600
                                                      -----------    -----------    -----------
Cost of revenues:
  Cost of software licenses (Note 8)................      899,710      1,021,849             --
  Cost of services and maintenance..................    4,442,908      2,306,370        750,718
                                                      -----------    -----------    -----------
          Total cost of revenues....................    5,342,618      3,328,219        750,718
                                                      -----------    -----------    -----------
Gross profit........................................   17,302,824      3,816,468        519,882
                                                      -----------    -----------    -----------
Operating expenses:
  Sales and marketing...............................    8,823,830      4,424,554        548,912
  Research and development..........................    7,730,411      3,658,493      1,115,742
  General and administrative........................    2,334,185      1,466,594        345,389
  Charge for acquired in-process research and
     development....................................    2,600,000             --             --
  Amortization of intangibles.......................       65,836             --             --
                                                      -----------    -----------    -----------
          Total operating expenses..................   21,554,262      9,549,641      2,010,043
                                                      -----------    -----------    -----------
Loss from operations................................   (4,251,438)    (5,733,173)    (1,490,161)
Other income (expense), net.........................      744,805         60,855        (12,549)
                                                      -----------    -----------    -----------
Loss before provision for income taxes..............   (3,506,633)    (5,672,318)    (1,502,710)
Provision for income taxes..........................           --             --             --
                                                      -----------    -----------    -----------
Net loss............................................  $(3,506,633)   $(5,672,318)   $(1,502,710)
                                                      ===========    ===========    ===========
Net loss per common share, basic and diluted........  $      (.64)   $    (4 .19)   $    (1 .15)
                                                      ===========    ===========    ===========
Weighted average shares of common stock outstanding
  (Note 2)..........................................    5,479,151      1,353,276      1,308,997
                                                      ===========    ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these
                            consolidated statements.

                           NEW ERA OF NETWORKS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                            SERIES A, SERIES B AND
                                             SERIES C CONVERTIBLE
                                               PREFERRED STOCK           COMMON STOCK       ADDITIONAL
                                           ------------------------   -------------------     PAID-IN     ACCUMULATED
                                             SHARES       AMOUNT        SHARES     AMOUNT     CAPITAL       DEFICIT
                                           ----------   -----------   ----------   ------   -----------   ------------
BALANCES, December 31, 1994..............          --   $        --    2,222,222    $222    $       778   $  (719,194)
  Issuance of common stock to an employee
    in exchange for services.............          --            --      133,333      13         17,987            --
  Issuance of Series A convertible
    preferred stock ($0.218 per share) in
    May for cash of $1,000,000,
    cancellation of liabilities of
    $1,000,000 and the surrender of
    1,018,781 shares of common stock, net
    of issuance costs of $41,952.........   9,169,028     2,000,000   (1,018,781)   (102)          (356)      (41,494)
  Issuance of Series B convertible
    preferred stock ($0.303 per share) in
    September for cash of $1,875,000, net
    of issuance costs of $39,173.........   6,183,339     1,875,000           --      --             --       (39,173)
  Net loss...............................          --            --           --      --             --    (1,502,710)
                                           ----------   -----------   ----------    ----    -----------   ------------
BALANCES, December 31, 1995..............  15,352,367     3,875,000    1,336,774     133         18,409    (2,302,571)
  Issuance of Series C convertible
    preferred stock ($1.61 per share) in
    June for cash of $7,510,000, net of
    issuance costs of $36,456............   4,664,596     7,510,000           --      --             --       (36,456)
  Issuance of common stock to an employee
    in exchange for services.............          --            --       17,777       2         39,998            --
  Issuance of common stock upon exercise
    of stock options.....................          --            --        4,540       1         10,219            --
  Issuance of common stock options and
    warrants in exchange for services....          --            --           --      --         72,917            --
  Net loss...............................          --            --           --      --             --    (5,672,318)
                                           ----------   -----------   ----------    ----    -----------   ------------
BALANCES, December 31, 1996..............  20,016,963    11,385,000    1,359,091     136        141,543    (8,011,345)
  Issuance of common stock upon initial
    public offering net of issuance costs
    of $3,861,852........................          --            --    3,174,000     317     34,225,830            --
  Conversion of preferred stock --
    Series A.............................  (9,169,028)   (2,000,000)   2,037,561     204      1,999,796            --
    Series B.............................  (6,183,339)   (1,875,000)   1,374,074     137      1,874,863            --
    Series C.............................  (4,664,596)   (7,510,000)   1,036,574     104      7,509,896            --
  Issuance of common stock upon exercise
    of stock options.....................          --            --      124,857      13        439,262            --
  Cumulative translation adjustment......          --            --           --      --             --            --
  Net loss...............................          --            --           --      --             --    (3,506,633)
                                           ----------   -----------   ----------    ----    -----------   ------------
BALANCES, December 31, 1997..............          --   $        --    9,106,157    $911    $46,191,190   $(11,517,978)
                                           ==========   ===========   ==========    ====    ===========   ============


                                           CUMULATIVE
                                           TRANSLATION
                                           ADJUSTMENT       TOTAL
                                           -----------   -----------
BALANCES, December 31, 1994..............    $    --     $  (718,194)
  Issuance of common stock to an employee
    in exchange for services.............         --          18,000
  Issuance of Series A convertible
    preferred stock ($0.218 per share) in
    May for cash of $1,000,000,
    cancellation of liabilities of
    $1,000,000 and the surrender of
    1,018,781 shares of common stock, net
    of issuance costs of $41,952.........         --       1,958,048
  Issuance of Series B convertible
    preferred stock ($0.303 per share) in
    September for cash of $1,875,000, net
    of issuance costs of $39,173.........         --       1,835,827
  Net loss...............................         --      (1,502,710)
                                             -------     -----------
BALANCES, December 31, 1995..............         --       1,590,971
  Issuance of Series C convertible
    preferred stock ($1.61 per share) in
    June for cash of $7,510,000, net of
    issuance costs of $36,456............         --       7,473,544
  Issuance of common stock to an employee
    in exchange for services.............         --          40,000
  Issuance of common stock upon exercise
    of stock options.....................         --          10,220
  Issuance of common stock options and
    warrants in exchange for services....         --          72,917
  Net loss...............................         --      (5,672,318)
                                             -------     -----------
BALANCES, December 31, 1996..............         --       3,515,334
  Issuance of common stock upon initial
    public offering net of issuance costs
    of $3,861,852........................         --      34,226,147
  Conversion of preferred stock --
    Series A.............................         --              --
    Series B.............................         --              --
    Series C.............................         --              --
  Issuance of common stock upon exercise
    of stock options.....................         --         439,275
  Cumulative translation adjustment......     57,146          57,146
  Net loss...............................         --      (3,506,633)
                                             -------     -----------
BALANCES, December 31, 1997..............    $57,146     $34,731,269
                                             =======     ===========

The accompanying notes to consolidated financial statements are an integral part of these
                            consolidated statements.

                           NEW ERA OF NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1997           1996           1995
                                                     ------------    -----------    -----------
Cash flows from operating activities:
  Net loss.........................................  $ (3,506,633)   $(5,672,318)   $(1,502,710)
  Adjustments to reconcile net loss to net cash
     used in operating activities-
     Depreciation and amortization.................       701,636        324,182         80,344
     Charge for acquired in-process research and
       development.................................     2,600,000             --             --
     Issuance of common stock and common stock
       options for services........................            --        126,417          4,500
     Loss on sale of property and equipment........            --         16,943             --
     Changes in assets and liabilities --
       Accounts receivable, net....................    (9,691,769)    (1,639,085)      (547,041)
       Prepaid expenses and other assets...........    (1,030,195)      (303,759)        15,647
       Accounts payable............................       980,815        309,870         97,959
       Accrued liabilities.........................       345,003      1,252,820        206,530
       Deferred revenue............................       950,622        151,800         23,500
                                                     ------------    -----------    -----------
          Net cash used in operating activities....    (8,650,521)    (5,433,130)    (1,621,271)
                                                     ------------    -----------    -----------
Cash flows from investing activities:
  Purchases of short-term investments..............   (15,573,617)      (500,000)      (102,532)
  Proceeds from sale of short-term investments.....       500,000        102,532             --
  Business combinations, net of cash acquired......    (2,800,000)            --             --
  Proceeds from sale of property and equipment.....            --          5,654             --
  Purchases of property and equipment..............    (1,811,744)    (1,131,053)      (301,412)
                                                     ------------    -----------    -----------
          Net cash used in investing activities....   (19,685,361)    (1,522,867)      (403,944)
                                                     ------------    -----------    -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock...........    38,527,274         10,220             --
  Common stock issuance costs......................    (3,861,852)            --             --
  Proceeds from issuance of preferred stock........            --      7,510,000      2,875,000
  Preferred stock issuance costs...................            --        (36,456)       (81,125)
  Proceeds from note payable to stockholder........            --        104,709        250,200
  Payments on note payable stockholder.............            --       (422,867)       (10,879)
  Proceeds from notes payable to banks.............       609,807      2,545,116        415,000
  Principal payments on notes payable to banks.....    (2,676,451)    (1,002,286)      (415,000)
                                                     ------------    -----------    -----------
          Net cash provided by financing
            activities.............................    32,598,778      8,708,436      3,033,196
                                                     ------------    -----------    -----------
Net increase in cash and cash equivalents..........     4,262,896      1,752,439      1,007,981
Cash and cash equivalents, beginning of period.....     2,887,466      1,135,027        127,046
                                                     ------------    -----------    -----------
Cash and cash equivalents, end of period...........  $  7,150,362    $ 2,887,466    $ 1,135,027
                                                     ============    ===========    ===========
Supplemental cash flow information:
  Cash paid during the year for --
     Interest......................................  $     95,661    $    25,007    $    61,784
                                                     ============    ===========    ===========
     Taxes.........................................  $         --    $        --    $        --
                                                     ============    ===========    ===========
Supplemental disclosure of non-cash information:
  Conversion of preferred stock to common stock....  $ 11,385,000    $        --    $        --
                                                     ============    ===========    ===========
  Issuance of common stock to employees in exchange
     for services..................................  $         --    $    40,000    $    18,000
                                                     ============    ===========    ===========
  Issuance of common stock options and warrants in
     exchange for services.........................  $         --    $    72,917    $        --
                                                     ============    ===========    ===========
  Issuance of preferred stock in exchange for
     common stock and cancellation of liabilities
     to stockholder................................  $         --    $        --    $ 1,000,458
                                                     ============    ===========    ===========
  Conversion of accrued liabilities to debt........  $         --    $        --    $   299,184
                                                     ============    ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these
                            consolidated statements.

                           NEW ERA OF NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

(1) DESCRIPTION OF BUSINESS

     New Era of Networks, Inc. and its consolidated subsidiaries (the "Company") develops, markets and supports application integration software and provides application integration services. The Company's flagship product, NEONet, provides organizations with a structured software platform for the integration of disparate systems and applications across the enterprise, a process known as application integration. NEONet facilitates the rapid and efficient deployment and ongoing maintenance of application integration across the enterprise. NEONet supports a heterogeneous environment of hardware, operating systems, network and database platforms, permits organizations to leverage existing legacy systems, and accommodates the extension of the corporate information systems environment to new enterprise applications and to new computing paradigms such as the Internet/Intranet. The Company markets its software and related services primarily through its direct sales organization, complemented by other indirect sales channels including VARs, OEMs and international distributors.

     Effective June 4, 1996, the Company formed a wholly-owned foreign subsidiary, New Era of Networks Limited ("Limited"), incorporated in the United Kingdom. Effective September 1, 1997, the Company, through Limited, acquired all of the outstanding common stock of Menhir Limited ("Menhir"), a company incorporated in the United Kingdom. Menhir's principal operations include the development, marketing and support of Rapport, a leading contract and relationship management system for the banking and securities industry (see Note
3). Effective January 1, 1998, Menhir's operations were combined into Limited's organization.

  Liquidity and Capital Resources

     Since inception, the Company's capital requirements have been funded primarily through stockholder loans, private placements of convertible preferred stock and bank loans. Cumulative operating losses from inception through December 31, 1997, have been approximately $12.1 million, including approximately $4.2 million for the year ended December 31, 1997. Of the $4.2 million operating loss for the year ended December 31, 1997, $2.6 million represented a one time charge for in-process research and development technology due to the acquisition of Menhir.

  Initial Public Offering

     In June 1997, the Company completed its initial public offering ("IPO") and issued 2,760,000 shares of its common stock to the public at a price of $12.00 per share. The Company received approximately $29.7 million of cash, net of underwriting discounts, commissions and other offering costs. Upon completion of the offering, all outstanding shares of Series A, Series B, and Series C preferred stock (a total of 20,016,963 shares) were converted into 4,448,209 shares of common stock. In July 1997, the underwriters of the Company's IPO exercised their over-allotment option and purchased an additional 414,000 shares of common stock at $12.00 per share from the Company with net proceeds to the Company of approximately $4.6 million, net of offering costs.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company, Limited and Menhir. All significant intercompany transactions have been eliminated in consolidation.

                           NEW ERA OF NETWORKS, INC.

                               DECEMBER 31, 1997

  Foreign Currency Translation

     The functional currency of the Company's foreign subsidiaries is their local currency. Translation of balance sheet amounts to U.S. Dollars is based on the applicable exchange rate at each balance sheet date. Statement of operations and statement of cash flow amounts are translated at the average exchange rates for the period.

     Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period end translation) or realized (upon settlement of the transactions). Unrealized transaction gains and losses applicable to permanent investments by the Company in its foreign subsidiaries are included as cumulative translation adjustments, and unrealized translation gains or losses applicable to short-term intercompany receivables from or payables to the Company and its foreign subsidiaries are included in income.

  Revenue Recognition

     The Company generates revenue from professional service arrangements, software license and software maintenance arrangements. Revenue from professional service arrangements is recognized on either a time and materials or progress-to-completion basis as the services are performed and amounts due from customers are deemed collectible and contractually nonrefundable. Revenues recognized under the progress-to-completion basis which have not yet been invoiced are recorded as unbilled revenues in the accompanying consolidated balance sheets. The Company recognizes license fee revenue when the licensed software has been delivered, customer acceptance has occurred, all significant Company obligations have been satisfied, payment is due within twelve months and the fee is fixed and determinable and deemed collectible. Software maintenance revenue related to software licenses is recognized ratably over the term of each maintenance arrangement.

     Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue in the accompanying consolidated balance sheets. As of December 31, 1997 and 1996, deferred revenue was $1,177,262 and $175,300, respectively.

  Cost of Services and Maintenance

     Cost of services related to professional service arrangements and maintenance include the direct labor costs incurred plus a related overhead allocation.

  Research and Development

     Research and development costs are expensed as incurred and include salaries, supplies and other direct costs.

  Cash Equivalents and Short-Term Investments

     The Company invests certain of its excess cash in government and corporate debt instruments. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The recorded amounts for cash equivalents and short-term investments approximate fair market value due to the short-term nature of these financial instruments.

                           NEW ERA OF NETWORKS, INC.

                               DECEMBER 31, 1997

  Property and Equipment, net

     Depreciation of property and equipment is computed on a straight-line basis over the following estimated useful lives:

Computer equipment and software...................    3 years
Furniture, fixtures and equipment.................  5-7 years
Leasehold improvements............................  2-4 years

     Depreciation expense was $633,200, $314,000 and $80,600 in 1997, 1996 and
1995, respectively.

  Software Development Costs

     Under the criteria set forth in Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" capitalization of software development costs begins upon the establishment of technological feasibility of the product and ends when the product is ready for general release. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. The Company believes that costs incurred through December 31, 1996, which satisfy the above criteria were immaterial, and therefore no software development costs have been capitalized by the Company as of December 31, 1996. As of December 31, 1997, the Company has recorded approximately $460,000 allocated to purchased software in connection with the Menhir acquisition. These costs are being amortized on a straight-line basis over a three-year period. The Company recognized approximately $51,000 of amortization expense in 1997 related to such capitalized costs.

  Goodwill

     The Company recorded approximately $310,000 as goodwill in connection with the Menhir acquisition, which is being amortized on a straight-line basis over a seven-year period. The Company recognized approximately $15,000 in amortization expense in 1997 related to goodwill.

  Income Taxes

     The current provision for income taxes represents actual or estimated amounts payable or refundable on tax returns filed or to be filed for each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the basis of assets and liabilities and amounts reported in the combined balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryforwards. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. Deferred tax assets are reduced by a valuation allowance based on an assessment of available evidence if deemed more likely than not that some or all of the deferred tax assets will not be realized (see
Note 5).

  Net Loss Per Common Share

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") as required, by retroactively restating loss per share amounts for all periods presented. Under SFAS 128, basic earnings
(loss) per share is determined by dividing net income (loss) from continuing operations available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share includes the effects of potentially issuable common stock, but only if dilutive. The treasury stock method, using the average price of the Company's common stock for the

                           NEW ERA OF NETWORKS, INC.

                               DECEMBER 31, 1997

period, is applied to determine dilution from options and warrants. The if-converted method is used for convertible securities. Because of reported losses, there are no differences between basic and diluted per share amounts for the Company for any of the years presented.

Potentially dilutive securities excluded under SFAS 128 as antidilutive are as follows:

                                                          DECEMBER 31,
                                                ---------------------------------
                                                  1997        1996        1995
                                                ---------   ---------   ---------
Number of common shares issuable upon --
  Conversion of Series Preferred Stock (Note
  6)..........................................         --   4,448,209   3,411,635
  Exercise of outstanding stock options (Note
     6).......................................  2,103,358   1,377,106     248,229

     Loss per share amounts presented in the prospectus for the IPO and subsequent filings with the Securities and Exchanges Commission ("SEC") were determined on a pro forma basis as required by SEC Staff Accounting Bulletin No. 83 ("SAB No. 83"). Pro forma weighted average shares outstanding included effects of certain securities issued by the Company prior to its IPO, regardless of being antidilutive. In February 1998, SAB No. 83 was superceded by SAB No. 98 which effectively requires the Company to retroactively determine its loss per share amounts as described above.

     All Series Preferred Stock converted to common stock effective upon the Company's IPO. If the Series Preferred Stock were treated as equivalent shares of outstanding common stock from the date of issuance, and assuming the application of SAB No. 83, pro forma weighted average shares of common stock outstanding and pro forma loss per common share would be as follows:

                                                  1997        1996        1995
                                                ---------   ---------   ---------
Pro forma weighted average common shares......  7,663,907   5,789,382   3,621,830
Pro forma loss per common share...............       (.46)       (.98)       (.41)

  Concentration of Credit Risk

     The Company's accounts receivable as of December 31, 1997, are concentrated with certain customers in the financial services industry. During the years ended December 31, 1997 and 1996, the Company recognized approximately 72% and 81%, respectively, of its revenue from financial services industry clients (see
Note 8).

     Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable, cash equivalents and short-term investments. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company has a cash investment policy which restricts investments to ensure preservation of principal and maintenance of liquidity.

  Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications

     Certain reclassifications have been made in prior years' financial statements to conform to the 1997 presentation.

                           NEW ERA OF NETWORKS, INC.

                               DECEMBER 31, 1997

(3) BUSINESS COMBINATION

     Effective September 1, 1997, Limited acquired all of the outstanding capital stock of Menhir by means of a Share Purchase Agreement by and among Menhir, the shareholders of Menhir, and Limited (the "Purchase Agreement"). The total purchase price of $2,800,000, plus fees and expenses of approximately $200,000, was paid in cash. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Menhir have been included in the accompanying consolidated financial statements from the effective date of the acquisition.

     An independent valuation of Menhir's net assets was completed to assist in allocation of the purchase price. Approximately $2,600,000 of the purchase price represented the intangible value of in-process research and development projects that had not yet reached technological feasibility. The related technology had no alternative future use and will require substantial additional development by the Company. This amount was charged to operations in the quarter ended September 30, 1997. A portion of the purchase price was also assigned to marketable software products and goodwill which are being amortized on a straight-line basis over three and seven year periods, respectively. Menhir's other assets assumed in the transaction were valued at approximately $1,063,000 and liabilities assumed were approximately $1,433,000.

(4) NOTES PAYABLE

  Notes Payable to Banks

     On March 15, 1996, the Company signed a promissory note payable to a bank. As of December 31, 1996, $59,810 with interest at a fixed rate of 8.75% was outstanding under this note. The note was paid in full in 1997.

     During 1996, the Company entered into a loan and security agreement with a bank that provided for a revolving facility and an equipment facility. Borrowings of up to $2 million are available under the revolving facility and bear interest at the bank's prime rate plus 1/2% (8.75% at December 31, 1996). Borrowings up to $1 million at the bank's prime rate plus 1% (9.25% at December 31, 1996) can be made for the purchase or refinancing of qualified equipment under the equipment facility. As of December 31, 1996, borrowings outstanding included $1,006,438 under the revolving facility and $476,582 under the equipment facility. All outstanding borrowings were repaid during 1997 with proceeds from the Company's initial public offering.

     In connection with the loan and security agreement discussed above, the Company issued to the bank warrants which are exercisable through April 11, 2001, for the purchase of 6,901 shares of Company common stock for $7.245 per share.

(5) INCOME TAXES

     The Company was an S corporation for income tax purposes from inception through May 1995, and its taxable income or loss and tax credits for such period were included in the personal tax return of its stockholder. Items of taxable income and expense for subsequent periods are being reported in the corporate income tax returns of the Company. On a pro forma basis for the periods the Company was an S corporation the Company had no income taxes payable due to net losses incurred. At the date of termination of subchapter S status, the Company provided an allowance for the full amount of its net deferred tax assets. Therefore, the change in tax status had no effect on the financial statements of the Company at that date.

                           NEW ERA OF NETWORKS, INC.

                               DECEMBER 31, 1997

     The components of the Company's deferred tax assets and liabilities are as follows:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1997           1996
                                                    -----------    -----------
Deferred tax assets:
  Allowance for bad debts.........................  $    89,000    $    57,800
  Trademark costs.................................       22,000         11,100
  Accrued vacation................................        7,700         31,600
  Tax credits carryforward........................      520,600        148,600
  Net operating loss carryforward.................    2,734,100      2,458,000
  Other...........................................        4,500         34,200
                                                    -----------    -----------
          Total deferred tax assets...............    3,377,900      2,741,300
Deferred tax liabilities:
  Depreciation....................................      (23,000)        (9,400)
                                                    -----------    -----------
          Total deferred tax liabilities..........      (23,000)        (9,400)
                                                    -----------    -----------
          Total net deferred tax assets...........    3,354,900      2,731,900
Valuation allowance...............................   (3,354,900)    (2,731,900)
                                                    -----------    -----------
Net deferred taxes................................  $        --    $        --
                                                    ===========    ===========

The provision for income taxes includes the following for the years ended December 31, 1996 and 1997:

                                                       1997          1996
                                                     ---------    -----------
Current --
  Federal..........................................  $      --    $        --
  State............................................         --             --
                                                     ---------    -----------
                                                            --             --
                                                     ---------    -----------
Deferred --
  Federal..........................................   (557,400)    (2,076,100)
  State............................................    (65,600)      (177,900)
                                                     ---------    -----------
  Total deferred benefit...........................   (623,000)    (2,254,000)
Increase in valuation allowance....................    623,000      2,254,000
                                                     ---------    -----------
Total provision....................................  $      --    $        --
                                                     =========    ===========

     The criteria for realization of net deferred tax assets are not currently satisfied because of the losses incurred by the Company from inception. Further, the Internal Revenue Code contains provisions which may limit the net operating loss carryforwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership. Therefore, a valuation allowance for the entire net deferred tax asset has been established.

     As of December 31, 1997, the Company had net operating loss carryforwards available totaling approximately $7,102,000. These carryforwards expire beginning in 2010. The Company also has research and development tax credit carryforwards of approximately $520,600 expiring beginning in 2010.

                           NEW ERA OF NETWORKS, INC.

                               DECEMBER 31, 1997

     The income tax provision (benefit) calculated using the federal statutory rate is different than the income tax provision (benefit) for financial reporting purposes as follows:

                                                       1997           1996
                                                    -----------    -----------
Income tax provision (benefit) at the federal
  statutory rate..................................  $(1,192,300)   $(1,928,600)
State income tax provision (benefit), net of
  federal tax effect..............................      (33,000)      (246,400)
Nondeductible expenses, including charge for
  acquired in process research and development in
  1997............................................      974,300         69,600
Increase in tax credit carryforwards..............     (372,000)      (148,600)
Change in valuation allowance.....................      623,000      2,254,000
                                                    -----------    -----------
Net provision (benefit) for income taxes..........  $        --    $        --
                                                    ===========    ===========

(6) STOCKHOLDERS' EQUITY

  Reverse Stock Split and Change in Authorized Shares

     On May 16, 1997, the Company's Board of Directors approved the amendment and restatement of the Company's certificate of incorporation to effect (i) a two-for-nine reverse split of the Company's common stock, (ii) an increase in the number of authorized shares of common stock to 45,000,000, (iii) the authorization of 2,000,000 shares of preferred stock undesignated as to series, and (iv) the establishment of a classified board of directors, effective upon the Company's initial public offering, pursuant to which the Board of Directors were divided into three classes having initial terms of one, two and three years, respectively, and subsequent terms of three years. The accompanying consolidated financial statements have been retroactively adjusted with respect to common stock to reflect the reverse stock split. Following approval of the stockholders of certain amendments to the Company's certificate of incorporation, the Series A, Series B, and Series C convertible preferred stock described below were converted into shares of common stock on the basis of nine preferred shares for two common shares upon closing of the Offering.

  Stock Options

     The Company's 1995 Stock Option Plan (the "1995 Plan"), as amended, provides for the grant of options to purchase up to an aggregate of 2,333,333 shares of common stock to employees and nonemployees; 133,333 shares are available for grants to nonemployees and consultants. Incentive stock options granted to employees have an exercise price equal to the fair market value of the underlying shares at the date of grant. The exercise price of nonqualified options granted to employees and consultants is determined by the Board of Directors. The term of all options granted may not exceed 10 years; options granted through 1997 have a term of five years. Options vest as determined by the Board, but generally vesting occurs as to one-sixth of the shares after one year, an additional one-third after two years and the remainder after three years from date of grant. If employment is terminated for any reason, vested options must be exercised within 60 days of termination or they are automatically cancelled.

  Statement of Financial Accounting Standards No. 123 ("SFAS 123")

     SFAS 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options and similar equity instruments. However, SFAS 123 allows the continued measurement of compensation costs for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided that pro forma disclosures are made of net income or loss and net income or loss per share, assuming the fair value

                           NEW ERA OF NETWORKS, INC.

                               DECEMBER 31, 1997

based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25. Accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during 1997, 1996 and 1995 using the Black-Scholes pricing model and the following weighted average assumptions:

                                               1997         1996         1995
                                             ---------    ---------    ---------
Risk-free interest rate....................      5.98%           6%         6.3%
Expected lives.............................  3.0 years    3.0 years    3.0 years
Expected volatility........................      49.5%          84%          84%
Expected dividend yield....................         0%           0%           0%

     To estimate expected lives of options for this valuation, it was assumed options will be exercised upon becoming fully vested at the end of three years. For the periods ended December 31, 1996 and 1995, all options were assumed to vest. During 1997, a forfeiture rate of 15% was assumed on all option grants. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Because the Company's common stock was not publicly traded at December 31, 1996, the expected market volatility for 1996 was based on an average of five other companies deemed to have characteristics similar to the Company for periods subsequent to their IPO's. Actual volatility of the Company's common stock was used to calculate 1997 information. Fair value computations are highly sensitive to the volatility factor assumed in that the greater the volatility, the higher the computed fair value of options granted.

     The total fair value of options granted was computed to be approximately $5,575,000, $3,193,000 and $125,500 for the years ended December 31, 1997, 1996 and 1995, respectively. These amounts are amortized ratably over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $1,138,781, $446,528 and $10,986 for 1997, 1996 and 1995,
respectively.

     If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and pro forma net loss per common share would have been reported as follows:

                                               YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                         1997           1996           1995
                                      -----------    -----------    -----------
Net loss --
  As reported.......................  $(3,506,633)   $(5,672,318)   $(1,502,710)
  Pro forma.........................  $(4,645,414)   $(6,118,846)   $(1,513,696)
Pro forma net loss per common
  share --
  As reported.......................  $     (0.64)   $     (4.19)   $     (1.15)
  Pro forma.........................  $     (0.85)   $     (4.52)   $     (1.16)

     Weighted average shares used to calculate pro forma net loss per share were determined as described in Note 2, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

                           NEW ERA OF NETWORKS, INC.

                               DECEMBER 31, 1997

     A summary of the 1995 Plan for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                1997                   1996                  1995
                                        --------------------   --------------------   ------------------
                                                    WEIGHTED               WEIGHTED             WEIGHTED
                                                    AVERAGE                AVERAGE              AVERAGE
                                                    EXERCISE               EXERCISE             EXERCISE
           EMPLOYEE OPTIONS              OPTIONS     PRICE      OPTIONS     PRICE     OPTIONS    PRICE
           ----------------             ---------   --------   ---------   --------   -------   --------
Outstanding at beginning of year......  1,377,106    $4.92       248,229    $2.05          --    $  --
Granted...............................  1,231,571    11.70     1,238,038     5.34     261,295     2.05
Cancelled.............................   (381,790)    6.05      (107,953)    3.11     (13,066)    2.25
Exercised.............................   (124,862)    3.52        (1,208)    2.25          --       --
                                        ---------    -----     ---------    -----     -------    -----
Outstanding at end of year............  2,102,025    $8.68     1,377,106    $4.92     248,229    $2.05
                                        =========    =====     =========    =====     =======    =====
Exercisable at end of year............    206,736                 73,126                1,067
                                        =========              =========              =======

     The weighted average exercise prices and weighted average fair values of options granted during 1997, 1996 and 1995 are as follows:

                                                   1997                           1996                           1995
                                       ----------------------------   ----------------------------   ----------------------------
                                       NUMBER OF   FAIR    EXERCISE   NUMBER OF   FAIR    EXERCISE   NUMBER OF   FAIR    EXERCISE
                                        OPTIONS    VALUE    PRICE      OPTIONS    VALUE    PRICE      OPTIONS    VALUE    PRICE
                                       ---------   -----   --------   ---------   -----   --------   ---------   -----   --------
Exercise price equal to market
  price..............................  1,081,571   $4.57    $11.64     466,605    $4.17    $7.25       54,962    $0.78    $1.35
Exercise price greater than market
  price..............................    150,000    2.74     12.10     771,433     1.52     4.17      206,333     0.44     2.25
                                       ---------                     ---------                        -------
                                       1,231,571                     1,238,038                        261,295
                                       =========                     =========                        =======

     The following table summarizes information about the employee stock options outstanding and exercisable at December 31, 1997:

                            OPTIONS OUTSTANDING
                 -----------------------------------------     OPTIONS EXERCISABLE
                   NUMBER OF        WEIGHTED                 -----------------------
                    OPTIONS          AVERAGE      WEIGHTED      NUMBER      WEIGHTED
                 OUTSTANDING AT     REMAINING     AVERAGE    EXERCISABLE    AVERAGE
   RANGE OF       DECEMBER 31,     CONTRACTUAL    EXERCISE   DECEMBER 31,   EXERCISE
EXERCISE PRICES       1997        LIFE IN YEARS    PRICE         1997        PRICE
---------------  --------------   -------------   --------   ------------   --------
$ 2.25 - $ 2.25      496,535           3.1         $ 2.25      108,250       $ 2.25
$ 4.50 - $ 4.50        8,662           3.1         $ 4.50        8,662       $ 4.50
$ 7.25 - $ 9.00      720,922           4.0         $ 8.31       86,603       $ 7.94
$11.25 - $16.75      875,006           4.8         $12.68        3,221       $11.48
$17.50 - $17.50          900           4.5         $17.50           --
                   ---------           ---         ------      -------       ------
$ 2.25 - $17.50    2,102,025           4.1         $ 8.68      206,736       $ 4.87
                   =========                                   =======

  Non-employee Options

     The Company has granted stock options to non-employees for 17,579 shares at a weighted average exercise price of $4.35 per share (range of $2.25 to $14.63) and has recognized cost of $72,917 related to these options based on the value of the services received. During 1997 and 1996, 1,333 and 3,333 options to purchase common stock were exercised at $11.25 and $2.25 per share, respectively. At December 31, 1997, 12,913 options remained outstanding and exercisable at a weighted average exercise price of $11.84 per share. The accounting for these options is the same under APB 25 and SFAS 123.

  Director Plan

     The Company has adopted an option plan during 1997 for certain of its directors. The Director Plan provides for the automatic grant to each non-employee director, on the day following the annual shareholder

                           NEW ERA OF NETWORKS, INC.

                               DECEMBER 31, 1997

meeting of each year, of an option to purchase 5,000 shares of the Company's common stock at an exercise price equal to the fair market value of the common stock on the date of grant. In addition, each new non-employee director joining the Board of Directors after the Company's initial public offering will automatically be granted an option to purchase 16,666 shares of the Company's common stock at an exercise price equal to the fair market value at date of grant. The Board of Directors has reserved an aggregate of 100,000 shares for issuance under the Director Plan.

  Employee Stock Purchase Plan

     The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's eligible compensation or, for the initial plan period, (July 1, 1997 through January 31, 1998), 20% of eligible compensation at a price equal to 85% of the lower of the fair market value of the common stock on the first or last day of the plan period. The Purchase Plan will terminate in ten years. The Board of Directors has reserved an aggregate of 216,666 shares of common stock for issuance under the Purchase Plan.

  Preferred Stock

     In May 1995, the Company issued 9,169,028 shares of $.01 par value Series A Convertible Preferred Stock ("Series A"). One of the purchasers, the Company's previous sole stockholder, paid $500,000 cash, cancelled a $1,000,000 note payable due him from the Company, and surrendered 1,018,781 shares of Company common stock in exchange for 6,876,771 shares of Series A. The remaining 2,292,257 shares of Series A were purchased for $500,000 cash by an unrelated entity.

     In September 1995, the Company issued 6,183,339 shares of $.01 par value Series B Convertible Preferred Stock ("Series B") for $1,875,000 cash in a private placement transaction.

     In June 1996, the Company issued 4,664,596 shares of $.01 par value Series C Convertible Preferred Stock ("Series C") for $7,510,000 cash in another private placement transaction.

     The Series A, B and C Preferred Stock automatically converted to common stock upon closing of the Company's initial public offering.

(7) RELATED PARTY TRANSACTIONS

     A company owned by the Company's chief executive officer and relatives provides air transportation service for the Company. Total expenses incurred during the years 1997, 1996 and 1995 for services rendered by this related party was $56,940, $0 and $84,506, respectively.

  Note Receivable from Employee

     On August 1, 1996, the Company entered into an employment agreement whereby the Company issued a revolving line of credit to an employee. Under this agreement, the employee may borrow up to $170,000, interest accrues at the prime interest rate, and borrowings are secured by the employee's stock options in the Company. The agreement matures on January 1, 2008, and interest is payable on a quarterly basis. Amounts outstanding under this agreement at January 1, 1999 will be payable in equal monthly installments through the maturity date. The amount outstanding under this agreement at December 31, 1997 and 1996 was $150,000, and $50,000, respectively.

                           NEW ERA OF NETWORKS, INC.

                               DECEMBER 31, 1997

(8) COMMITMENTS AND CONTINGENCIES

  Cost of Software Licenses

     Cost of software licenses represents royalties payable to a customer under the terms of a software development agreement. The customer was also a holder of the Company's Series C preferred stock. The agreement granted the commercial rights to the developed software to the Company. The Company paid the customer a royalty of 30% of all license, maintenance, support and upgrade fees derived from the software on a quarterly basis, subject to a cumulative maximum of $1,900,000. In 1997, the agreement was amended to adjust the royalty percentage to 10%. Effective January 1, 1997, the Company began accruing the royalty at 10% and continued at this rate until the cumulative maximum was reached. Royalties for the year ended December 31, 1997 were approximately $899,000 and were paid during 1997.

  Operating Leases

     The Company leases its administrative offices, research facilities and certain equipment under noncancellable operating lease agreements. Rent expense under these leases for the years ended December 31, 1997, 1996 and 1995 was $650,252, $357,401, and $81,680, respectively. The following is a schedule of future minimum lease payments for the years ending December 31:

1998.............................  $1,147,929
1999.............................     873,547
2000.............................     289,156
2001.............................     153,230
2002.............................     151,078
Thereafter.......................     906,471
                                   ----------
                                   $3,521,411
                                   ==========

  Known Claims

     As is common in the software industry, the Company from time to time receives notices from third parties claiming infringement by the Company's products of third party proprietary rights. On July 1, 1996, the Company was notified that the Company's products may infringe the proprietary rights of New Paradigm, an application integration software company. New Paradigm alleged that the Company's NEONet Formatter module will infringe certain patent claims set forth in an application filed in both the United States and Europe.

     The Company does not believe that such allegations have merit and, if pursued by New Paradigm, the Company intends to vigorously defend such claims. The Company is also aware that a number of other organizations are currently using the names Neon, New Era and NEONet as either a trademark or tradename or both. In particular, the Company has received notices from NEON Systems, Inc. and Neon Software, Inc. alleging that the Company's use of NEON as a tradename and/or trademark violates such respective companies' proprietary rights. As of January 17, 1997, the Company has received no actual claims and currently does not believe that the notices it has received will give rise to valid claims. It is impossible for the Company to currently estimate the magnitude of the financial impact, if any, these existing allegations might have on the Company's business, financial condition, or results of operations.

                           NEW ERA OF NETWORKS, INC.

                               DECEMBER 31, 1997

(9) MAJOR CUSTOMERS

     Various customers accounted for more than 10% of total revenue for the years ended December 31, 1997, 1996 and 1995, as follows:

                      CUSTOMER                         1997    1996    1995
                      --------                         ----    ----    ----
JP Morgan Bank.......................................  14%     14%     N/A
Merrill Lynch, Pierce, Fenner & Smith, Inc...........  N/A     22%     69%
ADP Financial Information............................  N/A     16%     N/A
SunGard Financial Systems............................  N/A     13%     N/A
Ingalls Health System................................  N/A     N/A     13%

(10) OTHER ASSETS, NET AND OTHER INCOME (EXPENSE), NET

     Other assets, net consists of the following:

                                                            DECEMBER 31,
                                                       ----------------------
                                                          1997         1996
                                                       ----------    --------
Notes receivable.....................................  $  160,000    $ 75,900
Prepaids.............................................     222,704      34,502
Deposits.............................................     105,276      71,093
Goodwill, net........................................     295,240          --
Marketable software products, net (Notes 2 and 3)....     408,892          --
Other................................................     136,547      62,921
                                                       ----------    --------
                                                       $1,328,659    $244,416
                                                       ==========    ========

     Other income (expense), net consists of the following:

                                                 YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               1997        1996        1995
                                             --------    --------    --------
Interest income............................  $867,156    $123,172    $ 38,557
Interest expense...........................   (82,434)    (50,640)    (51,106)
Other......................................   (39,917)    (11,677)         --
                                             --------    --------    --------
                                             $744,805    $ 60,855    $(12,549)
                                             ========    ========    ========

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                         EXHIBIT DESCRIPTION
    -------                        -------------------
     2.1       Share Purchase Agreement dated September 26, 1997 by and
               among Registrant and Menhir Limited (which is incorporated herein by reference to Exhibit 2 to the Registrant's Current
               Report on Form 8-K dated October 10, 1997 ("Registrant's
               1997 8-K")).
     3.1       Amended and Restated Certificate of Incorporation, as
               amended through May 21, 1997 (which is incorporated herein by reference to Exhibit 3.4 to the Registrant's Registration
               Statement on Form S-1, Registration No. 333-20189
               ("Registrant's 1997 S-1").
     3.2       Amended and Restated Bylaws of Registrant, as amended
               through February 2, 1998.
     4.1       Form of Registrant's Common Stock Certificate (which is
               incorporated herein by reference to Exhibit 4.1 to the
               Registrant's 1997 S-1).
    10.1*      Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers (which is incorporated herein by reference to Exhibit 10.1 to the
               Registrant's 1997 S-1).
    10.2*      1995 Stock Option Plan, (amended and restated as of January
               3, 1997) and related agreements (which is incorporated
               herein by reference to Exhibit 10.2 to the Registrant's 1997
               S-1).
    10.3*      1997 Director Option Plan and related agreements (which is incorporated herein by reference to Exhibit 10.3 to the
               Registrant's 1997 S-1).
    10.4*      1997 Employee Stock Purchase Plan and related agreements
               (which is incorporated herein by reference to Exhibit 10.4 to the Registrant's 1997 S-1).
    10.5       Warrant to Purchase Stock issued to Silicon Valley Bank
               dated April 12, 1996 (which is incorporated herein by
               reference to Exhibit 10.5 to the Registrant's 1997 S-1).
    10.6       Series A Convertible Preferred Stock Purchase Agreement
               between the Registrant and the Purchasers named therein
               dated May 9, 1995 (which is incorporated herein by reference to Exhibit 10.6 to the Registrant's 1997 S-1).
    10.7       Series B Convertible Preferred Stock Purchase Agreement
               between the Registrant and the Purchasers named therein
               dated September 20, 1995 (which is incorporated herein by
               reference to Exhibit 10.7 to the Registrant's 1997 S-1).
    10.8       Series C Convertible Preferred Stock Purchase Agreement
               between the Registrant and the Purchasers named therein
               dated June 3, 1996 (which is incorporated herein by
               reference to Exhibit 10.8 to the Registrant's 1997 S-1).
    10.9       Registration Rights Agreement between the Registrant and
               certain parties named therein dated May 9, 1995 (which is
               incorporated herein by reference to Exhibit 10.9 to the
               Registrant's 1997 S-1).
    10.11      Amendment No. 1 to Registration Rights Agreement between the
               Registrant and certain parties named therein dated September
               20, 1995 (which is incorporated herein by reference to
               Exhibit 10.10 to the Registrant's 1997 S-1).
    10.12      Amendment No. 2 to Registration Rights Agreement between the
               Registrant and certain parties named therein dated June 3,
               1996 (which is incorporated herein by reference to Exhibit
               10.11 to the Registrant's 1997 S-1).
    10.13      Lease Agreement between the Registrant and State of
               California Public Employees' Retirement System for the
               property at 7400 East Orchard Road, Suite 230, Englewood, CO dated October 12, 1994 and Commencement Date Agreement dated
               January 23, 1995 in connection therewith (which is
               incorporated herein by reference to Exhibit 10.12 to the
               Registrant's 1997 S-1).
    10.14      Master Agreement for Professional Services between the
               Registrant and Merrill Lynch, Pierce, Fenner & Smith
               Incorporated dated March 1, 1995 and related agreements
               (which is incorporated herein by reference to Exhibit 10.13 to the Registrant's 1997 S-1).

    EXHIBIT
    NUMBER                         EXHIBIT DESCRIPTION
    -------                        -------------------
    10.15      Value Added Reseller Agreement between the Registrant and
               SunGard Systems International Inc. dated December 31, 1996
               (which is incorporated herein by reference to Exhibit 10.14 to the Registrant's 1997 S-1).
    21.1       Subsidiary of the Registrant.
    23.1       Consent of Arthur Andersen LLP.
    24.1       Power of Attorney (which is included on page 28 herein).
    27         Financial Data Schedule.

---------------
* Indicates management compensatory plan, contract or arrangement.