Form 10-Q
period 1998-03-31
NEW ERA OF NETWORKS INC
filed 1998-05-08
CIK 1028339

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD
                              ENDED MARCH 31, 1998

                                       OR

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

     The number of shares of the issuer's Common Stock outstanding as of March 31, 1998 was 9,213,666.

================================================================================

                                     INDEX

PART I.                 FINANCIAL INFORMATION
             ITEM 1.    FINANCIAL STATEMENTS
                        Consolidated Balance Sheets.................................................................          2
                        Consolidated Statements of Operations.......................................................          3
                        Consolidated Statements of Cash Flows.......................................................          4
                        Notes to Consolidated Financial Statements..................................................          5
             ITEM 2.    MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................          7
             ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................         17

PART II.                OTHER INFORMATION
             ITEM 1.    LEGAL PROCEEDINGS...........................................................................         18
             ITEM 2.    CHANGES IN SECURITIES.......................................................................         18
             ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.............................................................         18
             ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................         18
             ITEM 5.    OTHER INFORMATION...........................................................................         18
             ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K............................................................         18
             SIGNATURES.............................................................................................         19

                           NEW ERA OF NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               THREE MONTHS
                                                                  ENDED           YEAR ENDED
                                                              MARCH 31, 1998   DECEMBER 31, 1997
                                                              --------------   -----------------
                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $  6,486,784      $  7,150,362
  Short-term investments....................................     14,544,993        15,573,617
  Accounts receivable, net of an allowance for uncollectible
     accounts of $300,000...................................     12,088,479        11,072,850
  Unbilled revenue..........................................      1,870,397         1,667,456
  Prepaid expenses and other................................      1,328,325         1,020,394
                                                               ------------      ------------
          Total current assets..............................     36,318,978        36,484,679
                                                               ------------      ------------
Property and equipment:
  Computer equipment and software...........................      3,329,054         2,725,144
  Furniture, fixtures and equipment.........................        850,929           640,218
  Leasehold improvements....................................        264,240            86,563
                                                               ------------      ------------
                                                                  4,444,223         3,451,925
  Less -- accumulated depreciation..........................     (1,251,160)       (1,036,088)
                                                               ------------      ------------
  Property and equipment, net...............................      3,193,063         2,415,837
                                                               ------------      ------------
Other assets, net...........................................      1,333,787         1,328,659
                                                               ------------      ------------
          Total assets......................................   $ 40,845,827      $ 40,229,175
                                                               ============      ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................   $  1,672,905      $  2,171,722
  Accrued liabilities.......................................      1,647,795         2,081,959
  Current portion of bank borrowings........................         49,766            66,963
  Deferred revenue..........................................      1,121,460         1,177,262
                                                               ------------      ------------
          Total liabilities.................................      4,491,926         5,497,906
                                                               ------------      ------------
Stockholders' equity:
  Common stock, $.0001 par value, 45,000,000 shares
     authorized; 9,213,666 and 9,106,157 shares issued and
     outstanding, respectively..............................            921               911
  Additional paid-in capital................................     47,032,666        46,191,190
  Accumulated deficit.......................................    (10,725,600)      (11,517,978)
  Cumulative translation adjustment.........................         45,914            57,146
                                                               ------------      ------------
          Total stockholders' equity........................     36,353,901        34,731,269
                                                               ------------      ------------
          Total liabilities and stockholders' equity........   $ 40,845,827      $ 40,229,175
                                                               ============      ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                           NEW ERA OF NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1998           1997
                                                              -----------    ----------
Revenues:
  Software licenses.........................................  $ 6,572,634    $2,447,410
  Services and maintenance..................................    3,009,489     1,226,438
                                                              -----------    ----------
          Total revenues....................................    9,582,123     3,673,848
Cost of revenues:
  Cost of software licenses.................................      222,000       249,806
  Cost of services and maintenance..........................    1,526,458       800,157
                                                              -----------    ----------
          Total cost of revenues............................    1,748,458     1,049,963
                                                              -----------    ----------
Gross profit................................................    7,833,665     2,623,885
Operating expenses:
  Sales and marketing.......................................    3,605,521     1,690,082
  Research and development..................................    2,691,047     1,222,464
  General and administrative................................      991,464       494,636
  Amortization of intangibles...............................       49,377            --
                                                              -----------    ----------
          Total operating expenses..........................    7,337,409     3,407,182
                                                              -----------    ----------
Income (loss) from operations...............................      496,256      (783,297)
Other income (expense), net.................................      296,122        (1,103)
                                                              -----------    ----------
Income (loss) before provision for income taxes.............      792,378      (784,400)
Provision for income taxes..................................           --            --
                                                              -----------    ----------
Net income (loss)...........................................  $   792,378    $ (784,400)
                                                              ===========    ==========
Net income (loss) per common share, basic...................  $      0.09    $    (0.57)
                                                              ===========    ==========
Net income (loss) per common share, diluted.................  $      0.08    $    (0.57)
                                                              ===========    ==========
Weighted average shares of common stock outstanding,
  basic.....................................................    9,154,642     1,375,606
                                                              ===========    ==========
Weighted average shares of common stock outstanding,
  diluted...................................................   10,166,297     1,375,606
                                                              ===========    ==========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                           NEW ERA OF NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
Cash flows from operating activities:
  Net income (loss).........................................  $   792,378    $  (784,400)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities --
     Depreciation and amortization..........................      263,837        121,893
     Changes in assets and liabilities --
       Accounts receivable, net.............................   (1,025,237)    (1,173,369)
       Unbilled revenue.....................................     (203,949)      (253,750)
       Prepaid expenses and other...........................     (311,612)       (68,297)
       Other assets, net....................................      (59,785)        37,886
       Accounts payable.....................................     (502,226)       365,272
       Accrued liabilities..................................       62,030        127,760
       Deferred revenue.....................................      (55,821)        90,000
                                                              -----------    -----------
          Net cash used in operating activities.............   (1,040,385)    (1,537,005)
                                                              -----------    -----------
Cash flows from investing activities:
  Proceeds from sale of short-term investments..............    1,028,624             --
  Purchase of property and equipment........................     (992,296)      (202,629)
                                                              -----------    -----------
          Net cash provided by (used in) investing
             activities.....................................       36,328       (202,629)
                                                              -----------    -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................      345,323        101,798
  Common stock issuance costs...............................           --             --
  Proceeds from issuance of preferred stock.................           --             --
  Preferred stock from issuance costs.......................           --             --
  Principal payments on notes payable to banks..............      (16,886)        (1,935)
  Payment of deferred offering costs........................           --       (106,929)
                                                              -----------    -----------
          Net cash provided by (used in) financing
             activities.....................................      328,437         (7,066)
                                                              -----------    -----------
Effect of exchange rate on cash.............................       12,042             --
Net increase in cash and cash equivalents...................     (663,578)    (1,746,700)
Cash and cash equivalents, beginning of period..............    7,150,362      3,387,466
                                                              -----------    -----------
Cash and cash equivalents, end of period....................  $ 6,486,784    $ 1,640,766
                                                              ===========    ===========
Supplemental disclosures of noncash transactions:
  Accrued deferred offering costs...........................  $     1,300    $   402,000
                                                              ===========    ===========
  Common stock issued under employee stock purchase plan....  $   496,164    $         0
                                                              ===========    ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                           NEW ERA OF NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)

1. BASIS OF PRESENTATION.

     The accompanying consolidated interim financial statements have been prepared by New Era of Networks, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's Registration Statement on Form S-1 and related Prospectus dated June 18, 1997, and the Company Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The consolidated results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 1998.

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

2. NET INCOME (LOSS) PER COMMON SHARE.

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") as required, by retroactively restating loss per share amounts for all periods presented. Under SFAS 128, basic earnings
(loss) per common share is determined by dividing net income (loss) from continuing operations available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per common share includes the effects of potentially issuable common stock, but only if dilutive. The treasury stock method, using the average price of the Company's Common Stock for the period, is applied to determine dilution from options and warrants. The if-converted method is used for convertible securities.

     Loss per share amounts presented in the Prospectus dated June18, 1997 and subsequent filings with the SEC were determined on a pro forma basis as required by SEC Staff Accounting Bulletin No. 83 ("SAB No. 83"). Pro forma weighted average shares outstanding included effects of certain securities issued by the Company prior to its IPO, regardless of being antidilutive. In February 1998, SAB No. 83 was superceded by SEC Staff Accounting Bulletin No. 98 ("SAB No. 98") which effectively required the Company to retroactively restate its loss per common share.

                           NEW ERA OF NETWORKS, INC.

3. COMPREHENSIVE INCOME.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The purpose of SFAS 130 is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The only item of other comprehensive income reported by the Company is the cumulative translation adjustment. The Company's comprehensive income for the three months ended March 31, 1998 and 1997 was as follows:

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 31,    MARCH 31,
                                                                1998         1997
                                                              ---------    ---------
Net income (loss) for the period............................  $792,378     $(784,400)
Change in cumulative translation adjustment.................   (11,232)           --
                                                              --------     ---------
Comprehensive income (loss).................................  $781,146     $(784,400)
                                                              ========     =========

ITEM 2. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to total revenues.

                                                              THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                              ------------
                                                              1997    1998
                                                              ----    ----
Revenues:
  Software licenses.........................................   67%     69%
  Services and maintenance..................................   33      31
                                                              ---     ---
Total revenues..............................................  100     100
Cost of revenues:
  Cost of software licenses(1)..............................   10       3
  Cost of services and maintenance(1).......................   65      51
                                                              ---     ---
Total cost of revenues......................................   29      18
     Gross profit...........................................   71      82
Operating expenses:
  Sales and marketing.......................................   46      38
  Research and development..................................   33      28
  General and administrative................................   13      10
  Charge for acquired in-process research and development...   --      --
  Amortization of intangibles...............................   --       1
                                                              ---     ---
Total operating expenses....................................   92      77
                                                              ---     ---
Income (loss) from operations...............................  (21)      5
Other income (expense), net.................................   --       3
                                                              ---     ---
Income (loss) before provision for income taxes.............  (21)      8
Provision for income taxes..................................   --      --
                                                              ===     ===
Net income (loss)...........................................  (21)%     8%
                                                              ===     ===

---------------

(1) As a percentage of software licenses and services and maintenance revenues, respectively.

REVENUES

     The Company's revenues increased from $3.7 million in the quarter ended March 31, 1997 to $9.6 million in the quarter ended March 31, 1998. This increase resulted from significantly increased indirect channel revenues, increased international presence, additions to the Company's product portfolio, and an increase in the Company's sales force. The acquisition of Menhir in September 1997 added the Rapport product to NEON's portfolio, which contributed both to increased software licenses and services and maintenance revenues. In the first quarter of 1998, indirect channel revenues increased to 32% of total revenues, as compared with no indirect channel revenues for the first quarter of 1997, and international revenues increased to 34% of total revenues, as compared with 25% of total revenues for the first quarter of 1997.

     Software license revenues increased from $2.4 million, or 67% of revenues, in the quarter ended March 31, 1997 to $6.6 million, or 69% of revenues, in the quarter ended March 31, 1998. The growth in software license revenues reflected the growing market awareness and acceptance of the Company's products and the establishment of distributor and reseller relationships with IBM, PeopleSoft, Candle Corporation, and NIWS (Japan), all of which contributed to software license revenues in the quarter ended March 31, 1998.

     Services and maintenance revenues increased from $1.2 million, or 33% of revenues, in the quarter ended March 31, 1997 to $3.0 million, or 31% of revenues, in the quarter ended March 31, 1998. The growth of services and maintenance revenues resulted from professional service engagements associated with the growing sales of the Company's products, increased maintenance revenue from the larger installed base of software license customers, and increased training revenue.

     In the quarter ended March 31, 1998, the Company's largest customer and top ten customers accounted for 10% and 57%, respectively, of total revenues. This compares with 25% and 75%, respectively, for the same period in 1997. To date, the Company's revenues have been derived primarily from sales to large banks and financial institutions, which accounted for 72% of total revenues for the year ended December 31, 1997. In the first quarter of 1998, sales to banks and financial institutions accounted for approximately 44% of total revenues.

COST OF REVENUES

     Cost of revenues consist of costs of software licenses and costs of services and maintenance. As a percentage of total revenue, cost of revenues declined from 29% in the quarter ended March 31, 1997 to 18% in the quarter ended March 31, 1998. Although cost of revenue decreased as a percentage of total revenue, the costs increased on an absolute dollar basis by approximately $700,000. This increase was due primarily to the growth in professional service engagements.

     Cost of software licenses consisted primarily of royalty payments for the three months ended March 31, 1997. With the fulfillment of the royalty obligation to Merrill Lynch in the fourth quarter of 1997, the cost of software licenses for the three months ended March 31, 1998 consisted primarily of the internal costs associated with the fulfillment of license development arrangements and software packaging and distribution.

     Costs of service and maintenance consist primarily of personnel, facility and system costs incurred in providing professional service consulting, training, and customer support services. Costs of services and maintenance decreased as a percentage of services and maintenance revenue from 65% in the quarter ended March 31, 1997 to 51% in the quarter ended March 31, 1998, although costs of services and maintenance increased $726,000 in absolute dollars. This improved margin resulted primarily from improved utilization of field service personnel and an increase in professional service rates.

OPERATING EXPENSES

     Sales and Marketing

     Sales and marketing expenses increased from $1.7 million, or 46% of total revenues, in the quarter ended March 31, 1997 to $3.6 million, or 38% of total revenues, in the quarter ended March 31, 1998. The increase in absolute dollars reflected the hiring of additional sales representatives and marketing personnel, increased promotional programs, and increased sales commissions associated with higher revenues. Sales and marketing expenses declined as a percent of total revenues due to higher percentage growth in revenues, and efficiencies associated with the achievement of economies of scale.

     Research and Development

     Research and development expenses increased from $1.2 million, or 33% of revenues, in the quarter ended March 31, 1997 to $2.7 million, or 28% of revenues, in the quarter ended March 31, 1998. The increase in absolute dollars principally reflected the hiring of additional personnel. The decline as a percentage of revenues was due to higher percentage growth in revenues. No software development costs have been capitalized to date in accordance with SFAS No. 86.

     General and Administrative

     General and administrative expenses grew from $495,000, or 13% of total revenues, in the quarter ended March 31, 1997 to $992,000, or 10% of total revenues, in the quarter ended March 31, 1998. Expenses grew in dollars as the Company added personnel to its finance, legal, MIS, and human resource departments, but declined as a percent of total revenues primarily due to higher percentage growth in revenues.

OTHER INCOME (EXPENSE), NET

     The Company reported other expense of $1,000 in the quarter ended March 31, 1997 and other income of $296,000 in the quarter ended March 31, 1998. The increase in other income was due to interest earned on cash invested from the proceeds of the Company's initial public offering in June of 1997. The Company anticipates that interest income may decline in future periods as cash balances may be used to fund future acquisitions, as well as fund the ongoing operations of the Company.

PROVISION FOR INCOME TAXES

     The Company has reported no income tax expense for any period. As of March 31, 1998, the net deferred tax asset of approximately $3.1 million was offset by a valuation allowance of a like amount. The comparable figure for December 31, 1997 was $3.4 million.

NET INCOME (LOSS)

     Net income for the three months ended March 31, 1998 was approximately $792,000, or $0.08 per Common Share on 10.2 million weighted average shares outstanding on a diluted basis. This compares to a net loss of $784,000, or $0.57 per Common Share on 1.4 million weighted average shares outstanding on a diluted basis in the first quarter of 1997. The improved net income position resulted from the increased growth of the Company's revenues, particularly the growth of software license revenues, as compared with the growth of costs and expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company reported $21.0 million in cash, cash equivalents and short-term investments at March 31, 1998, compared to $22.7 million at December 31, 1997. There was no significant bank debt in either period. The Company maintains a line of credit that can be used for working capital requirements on an as-needed basis. Accounts receivable, net, grew from $11.1 million at December 31, 1997 to $12.1 million at March 31, 1998. Unbilled revenue, which represents progress on funded development projects which is not billed until specified by a contract date or milestone, grew from $1.7 million to $1.9 million over the same period.

     Cash used for operating activities was $1.0 million and $1.5 million for the first three months of 1998 and 1997, respectively. A $1.6 million improvement in net profit was offset, in part, by decreases in accounts payable due to the satisfaction of certain liabilities.

     Cash provided by investing activities was $36,000 in the first three months of 1998 compared to usage of $203,000 for the same period of 1997. The net cash provided by investing activities in the 1998 period is the net proceeds from the maturities of short-term investments net of $992,000 of capital expenditures. The usage of cash for the comparable period of 1997 was due solely to capital expenditures.

     Cash provided by financing activities was $328,000 in the first three months of 1998 compared to usage of $7,000 for the same period of 1997. Through March 31, 1998, the Company had received $345,000 for issuance of Common Stock associated with the exercise of options and warrants.

     The Company believes that the proceeds from this offering, along with its existing balance of cash, cash equivalents and short-term investments will be sufficient to meet the Company's working capital and capital expenditure needs at least for the next twelve months. Thereafter, the Company may require additional sources of funds to continue to support its business. There can be no assurance that such capital, if needed, will be available or will be available on terms acceptable to the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Uncertainty of Future Operating Results; Lengthy Sales Cycle; Fluctuations in Quarterly Results. Although the Company has experienced significant revenue growth in recent periods, such growth rates will not be sustainable and are not necessarily indicative of future operating results and operating margins. The Company's quarterly operating results have fluctuated significantly in the past and may vary significantly in the future. Future operating results will depend on many factors, including, among others, the growth of the EAI software market, the size and timing of software licenses, the delay or deferral of customer implementations, the ability of the Company to maintain or increase market demand for the Company's products, the timing of new product announcements and releases by the Company, competition by existing and emerging competitors in the application integration software market, the ability of the Company to expand its direct sales force and develop indirect distribution channels, the Company's success in developing and marketing new products and controlling costs, budgeting cycles of customers, product life cycles, software defects and other product quality problems, the mix of products and services sold, decreased margins associated with higher expenses of subcontract labor, international operations, uncertainties in revenue recognition associated with adoption of Statement of Position ("SOP") 97-2, and general domestic and international economic and political conditions. A significant portion of the Company's revenues has been, and the Company believes will continue to be, derived from a small number of relatively large customer contracts or arrangements, and the timing of revenue recognition from such contracts and arrangements has caused and may continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. For example, in the fourth quarter of 1997 the Company's largest customer accounted for approximately 14% of the Company's total revenues, and in the first quarter of 1998 its largest customer accounted for approximately 10% of the Company's total revenues. See
"-- Customer Concentration; Dependence Upon Financial Institutions Industry; Risks of New Targeted Market Segments." Quarterly revenues and operating results typically depend upon the volume and timing of customer contracts received during a given quarter, and the percentage of each contract which the Company is able to recognize as revenue during each quarter, each of which is difficult to forecast. In addition, as is common in the software industry, a substantial portion of the Company's revenues in a given quarter historically have been recorded in the third month of that quarter, with a concentration of such revenues in the last two weeks of the third month. To the extent this trend continues, any failure or delay in the closing of orders during the last part of any given quarter will have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, the timing of license revenue is difficult to predict because of the length and variability of the Company's sales cycle. The purchase of the Company's products by its customers typically involves a significant technical evaluation and commitment of capital and other resources, with the attendant delays frequently associated with customers' internal procedures to approve large capital expenditures and to test, implement and accept new technologies that affect key operations. This evaluation process frequently results in a lengthy sales process of several months and subjects the sales cycle associated with the purchase of the Company's products to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews. The length of the Company's sales cycle may vary substantially from customer to customer, particularly for customers within different vertical market segments. See "Business -- Sales and Marketing." The Company's operating expense levels are relatively fixed and are based in part on expectations of future revenues. Consequently, any delay in the recognition of revenue from quarter to quarter could result in operating losses. To the extent that such operating expenses precede, or are not subsequently followed by, increased revenues, the Company's operating results would be materially adversely affected.

     As a result of these and other factors, the Company believes that period-to-period comparisons of its historical results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. It is possible that the Company's future quarterly operating results from time to time may not meet the expectations of stock market analysts or investors, which would likely have an adverse effect on the market price of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Limited Operating History; History of Operating Losses; Accumulated Deficit. The Company was formed in 1993, and installed NEONet at its first customer site in January 1996. The Company commenced shipment of its principal product, NEONet, in July 1996. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. Prior to 1996, the Company recorded only nominal product revenue, and the Company has not been profitable on an annual basis. At March 31, 1998, the Company had an accumulated deficit of approximately $10.7 million. The Company's prospects must be evaluated in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stage of their development. The new and rapidly evolving markets in which the Company operates makes these risks, uncertainties, expenses and difficulties particularly pronounced. In order to address these risks and uncertainties the Company must, among other things, successfully implement its sales and marketing strategy, expand its direct sales channels, develop its indirect distribution channels, respond to competitive and other developments in the application integration software market, attract and retain qualified personnel, continue to develop and upgrade its products and technology more rapidly than competitors, and commercialize its products and services that incorporate existing and future technologies. There can be no assurance that the Company will be able to successfully implement any of its strategies or successfully address these risks and uncertainties, or that the Company will be profitable in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Customer Concentration; Dependence Upon Financial Institutions Industry; Risks of New Targeted Market Segments. In fiscal 1997, the Company's top ten customers accounted for 56% of total revenues. For the quarter ended December 31, 1997 and the first quarter of 1998, the Company's largest customer accounted for approximately 14% and 10%, respectively, of the Company's total revenues. In addition, to date the Company's revenues have been derived primarily from sales to large banks and financial institutions, which accounted for 72% of total revenues for the year ended December 31, 1997. In the first quarter of 1998, sales to banks and financial institutions accounted for approximately 44% of total revenues. This decline in the concentration of sales to banks and financial institutions was primarily the result of an increase in indirect channel license revenues, which accounted for 32% of total revenues in the first quarter of 1998. There can be no assurance that these customers or other customers of the Company will continue to purchase the Company's products in the future. The Company's failure to add new customers that make significant purchases of the Company's products and services would have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company has limited experience in marketing its products to customers outside of the financial institutions industry. The additional market segments currently targeted by the Company are likely to have significantly different market characteristics than the financial institutions segment, and licensing NEONet products in such other segments may require pricing structures, sales methods, sales personnel, consulting services and customer support that differ from those previously used by the Company. There can be no assurance that the Company will be successful in achieving significant market acceptance or penetration in the additional segments targeted by the Company. If the Company is unsuccessful in penetrating additional vertical market segments, its future growth, financial condition and results of operations will be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Customers."

     Product Concentration. A substantial portion of the Company's revenues have been attributable to licenses of NEONet and related services. The Company currently expects that revenues attributable to NEONet and related services will continue to account for a substantial majority of the Company's revenues at least through 1998. Accordingly, the Company's future operating results will be dependent upon the level of market acceptance of, and demand for, NEONet. The Company's future performance will, to a large extent, depend upon the successful development, introduction and customer acceptance of new and enhanced releases of NEONet and other products. There can be no assurance that the Company's products will achieve continued market acceptance or that the Company will be successful in marketing any new or enhanced products. In the event that the Company's current or future competitors release new products that have more advanced features, offer better performance or are more price competitive than NEONet, demand for the Company's products may decline. A decline in demand for NEONet as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Products and Services" and "Business -- Product Development."

     Integration of Acquisitions and Joint Ventures. In September 1997, the Company acquired Menhir through its wholly-owned subsidiary, New Era of Networks Limited, and may from time to time acquire companies with complementary products and services in the application integration or other related software markets. The Company's acquisition of Menhir will, and any future acquisitions may expose the Company to increased risks, including those associated with the assimilation of new operations and personnel, the diversion of financial and management resources from existing operations, and the inability of management to successfully integrate acquired businesses, personnel and technologies. Furthermore, there can be no assurance that the Company will be able to generate sufficient revenues from any such acquisition to offset associated acquisition costs, or that the Company will be able to maintain uniform standards of quality and service, controls, procedures and policies, which may result in the impairment of relationships with customers, employees, and new management personnel. Certain acquisitions may also result in additional stock issuances which could be dilutive to the Company's stockholders. The Company may also evaluate, on a case-by-case basis, joint venture relationships with complementary businesses. Any such joint venture investment would involve many of the same risks posed by acquisitions, particularly those risks associated with the diversion of resources, the inability to generate sufficient revenues, the management of relationships with third parties, and potential additional expenses, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Risks Associated with Expanding Distribution; Indirect Distribution Channel Risks. To date, the Company has sold its products primarily through the Company's direct sales force and has supported its customers with its technical and customer support staff. The Company's commissioned sales force has increased from one person in January 1996 to 25 people as of March 31, 1998. The Company's ability to achieve significant revenue growth in the future will depend in large part on its ability to recruit and train sufficient direct sales, technical and customer personnel, particularly additional sales personnel focusing on the new vertical market segments targeted by the Company's marketing strategy. The Company has at times experienced and continues to experience difficulty in recruiting qualified sales, technical and support personnel. The inability of the Company to rapidly and effectively expand its direct sales force and its technical and support staff could materially adversely affect the Company's business, financial condition and operating results.

     The Company believes that future growth also will depend upon its success in developing and maintaining strategic relationships with distributors, resellers, and systems integrators. The Company's strategy is to continue to increase the proportion of customers served through these indirect channels. Although sales through indirect channels accounted for less than 10% of total revenues in 1997, indirect sales increased to approximately 15% of total revenues in the fourth quarter of 1997 and to approximately 32% in the first quarter of 1998. The Company is currently investing, and plans to continue to invest, significant resources to develop the indirect channel, which could adversely affect the Company's operating results if the Company's efforts do not generate license and service revenues necessary to offset such investment. The Company's inability to recruit and retain qualified distributors, resellers and systems integrators could adversely affect the Company's results of operations. The Company's success in selling into indirect distribution channels could also adversely affect the Company's average selling prices and result in lower gross margins, since lower unit prices are typically charged on sales through indirect channels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations;" and "Business -- Sales and Marketing."

     Risks Associated with International Operations. Sales of the Company's products outside of North America in the fourth quarter of 1997 and the first quarter of 1998 represented approximately 29% and 34%, respectively, of total revenues, increasing from approximately 28% in fiscal year 1997. The Company continues to expand its international operations, and these efforts require significant management attention and financial resources, as well as the development of international versions of the Company's products. The Company has committed resources to the opening of international sales offices and the expansion of international sales and support channels. There can be no assurance that the Company's efforts to develop and expand international sales and support channels will be successful. International sales are subject to a number of risks, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, the burden of complying with a variety of foreign laws, greater difficulty in accounts receivable collection, potentially adverse tax consequences, currency fluctuations, the imposition of currency exchange or price controls, and political and economic instability abroad. Additionally, intellectual property may be more difficult to protect outside of the United States. If the Company increases its international sales, its total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world. In addition, the market for application integration software outside of North America is not as developed and there can be no assurance that it will grow at the same rate as in North America or that, if it does develop rapidly, the Company will be successful in such international markets.

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

     The Company's competitors also include software vendors targeting the enterprise-wide application integration market through various technological solutions. For example, Microsoft, BEA Systems and others provide messaging and queuing solutions that compete with the NEONet Messaging and Queuing module. In the future these vendors could elect to provide a more complete integration solution that would also compete with NEONet's dynamic formatting and rules-based engine modules. In addition, a large number of other companies provide alternative solutions to application integration utilizing other technologies such as data synchronization, transaction monitoring, and subject-based publish/subscribe messaging systems. The Company also faces competition from relational database vendors such as Oracle, Informix, Sybase and Microsoft. In addition, NEON faces competition from vendors offering EAI capabilities, including TSI International Software Ltd., Active Software and Vitria Technology, Inc.

     The Company also may face competition from system integrators and professional service organizations which design and develop custom systems and perform custom integration. Certain of these firms may possess industry specific expertise or reputations among potential customers for offering enterprise solutions to application integration needs. These systems integrators and consulting firms can be resellers of the Company's products and may engage in joint marketing and sales efforts with the Company. The Company relies upon such firms for recommendations of NEONet products during the evaluation stage of the purchase process, as well as for implementation and customer support services. These systems integrators and consulting firms may have similar, and often more established, relationships with the Company's competitors, and there can be no assurance that these firms will not market or recommend software products competitive with the Company's products.

     Most of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition, and a larger installed base of customers than the Company. In addition, many of the Company's competitors have well-established relationships with current and potential customers of the Company, have extensive knowledge of the application integration industry, and are capable of offering a single-vendor solution. As a result, the Company's competitors may be in a better position than the Company to devote significant resources toward the development, promotion and sale of their products and to respond more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that the competition will increase as a result of software industry consolidations. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive pressure faced by the Company will not materially adversely affect its business, financial condition and results of operations. See "Business -- Competition."

     Fixed-Price Development and Service Contracts. The Company offers development and consulting services to its customers. Typically, the Company enters into service agreements with its customers on a "time and materials" basis. Certain customers have asked for, and the Company has from time to time entered into, fixed-price service contracts. These contracts may specify certain milestones to be met by the Company regardless of actual costs incurred by the Company in fulfilling these obligations. Certain of these fixed price contracts provide for significant potential revenue, which if not completed in a timely manner would delay the timing of or reduce the total amount of revenue recognized by the Company. Such delay or reduction could have a material adverse effect on the Company's financial results. There can be no assurance that the Company can successfully complete these contracts on budget, and the Company's inability to do so could have a material adverse effect on its business, financial condition and results of operations.

     Management of Growth. The Company is currently experiencing a period of rapid growth that has placed and is expected to continue to place a strain on the Company's administrative, financial and operational resources. From January 1, 1996 through March 31, 1998, the size of the Company's staff increased from 35 to 255 full time equivalent employees. Except for George F. (Rick) Adam, Jr., the Company's Chief Executive Officer, and Harold A. Piskiel, the Company's Chief Technology Officer, all of the Company's senior management joined the Company in 1996 or 1997. In addition, the Company has expanded geographically by adding sales personnel in New York City, Chicago, San Francisco, Philadelphia, Boston, Atlanta, London, England and Sydney, Australia. The Company may further expand into these regions or into others through internal growth or through acquisitions of related companies and technologies. Such expansion may strain management's ability to successfully integrate its operations throughout these regions. Any additional growth within a short time period may divert management attention from day-to-day operations, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

     The Company's ability to manage its staff and facilities growth effectively will require it to continue to improve its operational, financial and management controls, reporting systems and procedures, to install new management information and control systems and to expand, train, motivate and manage its work force. In particular, the Company is currently migrating its existing accounting software to a packaged application, which will allow greater flexibility in reporting and tracking results. There can be no assurance that the Company will install such software package in an efficient and timely manner or that the new systems will be adequate to support the Company's level of operations. If the Company's management is unable to manage growth effectively and new employees are unable to achieve targeted performance levels, the Company's business, financial condition and results of operations would be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     The Company intends to continue to devote considerable resources educating potential customers about application integration software. Even if a sizable market for third-party application integration continues to develop, there can be no assurance that such expenditures or any other marketing efforts will enable the Company's products to achieve or sustain significant market acceptance. If the Company is unsuccessful in establishing broad market acceptance for its current and future products, the Company's future growth, financial condition and results of operations will be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Research and Development."

     Rapid Technological Change; Platform Coverage; Dependence on New Products. The market in which the Company competes is characterized by rapid technological change, frequent new product introductions and enhancements, changes in customer demands and evolving industry standards. The introduction of products incorporating new technologies and the emergence of shifting customer requirements, or changing industry standards, could render certain of the Company's existing products obsolete. The technological life cycles of the Company's products are difficult to estimate, and may vary across vertical market segments. The Company's future success will depend upon its ability to continue to enhance its current product line and to continue to develop and introduce new products that keep pace with competitive and technological developments. Such developments will require the Company to continue to make substantial product development investments.

     The Company currently serves, and intends to continue to serve, a customer base with a wide variety of hardware, software, database, and networking platforms. To gain broad market acceptance, the Company believes that in the future it must support the NEONet product suite on a variety of platforms.

     The success of the Company's products will depend on various factors, including the ability to integrate the Company's products with multiple platforms as compared to competitive offerings, the portability of the Company's products, particularly the number of hardware platforms, operating systems and databases that the Company's products can source or target, the integration of additional software modules under development with existing products, and the Company's management of software development being performed by third party developers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to these technological changes, shifting customer tastes, or evolving industry standards, or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products. If the Company is unable to develop and introduce new products or enhancements of existing products in a timely manner or if the Company experiences delays in the commencement of commercial shipments of new products and enhance-ments, the Company's business, operating results and financial condition would be materially adversely affected. See "Business -- Product Development."

     Risk of Software Defects. Software products as complex as those offered by the Company frequently contain undetected errors or defects, especially when first introduced or when new versions or enhancements are released. Testing of the Company's products is particularly challenging because it is difficult to simulate the wide variety of computer environments into which the Company's application integration software is deployed. Despite product testing by the Company and its customers, the Company has in the past shipped product releases of NEONet with some defects and has discovered other software errors in its products after their commercial shipment. There can be no assurance that, despite testing by the Company and by current and potential customers, defects and errors will not be found in new products or in new versions or enhancements of existing products after commencement of commercial shipments. Although defects have not materially and adversely affected the Company's operating results to date, any defects discovered in the future could result in adverse customer reaction, negative publicity regarding the Company, its products or delay in or failure to achieve market acceptance, any of which could have a material adverse effect upon the Company's business, operating results and financial condition. See "Business -- Research and Development."

     Dependence on Relationships with Complementary Vendors. The Company believes that, in order to provide competitive solutions for heterogeneous, open computing environments, it will be necessary to develop, maintain and enhance close relationships with a wide range of vendors, including database, ERP, supply chain and Electronic Data Interchange (EDI) software vendors, as well as hardware and operating system vendors. There can be no assurance that the Company will be able to maintain its existing relationships or develop additional relationships with such vendors. The Company's failure to do so could adversely affect the portability of the Company's products to existing and new platforms and databases and the timing of the release of new and enhanced products for the marketplace by the Company.

     Dependence on Key Personnel; Ability to Attract and Retain Personnel. The Company's future success will depend in large part upon the continued service of its key technical, sales and senior management personnel, none of whom is bound by an employment agreement. The loss of any of the Company's senior management or other key research, development, sales and marketing personnel, particularly if lost to competitors, could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company's Chief Executive Officer, George F. (Rick) Adam and Harold A. Piskiel, Chief Technology Officer of the Company, would be difficult to replace. The Company's future success will depend in large part upon its ability to attract, retain and motivate highly skilled employees. There is significant competition for employees with the skills required to perform the services offered by the Company and there can be no assurance that the Company will be able to continue to attract and retain sufficient numbers of highly skilled employees. Because of the complexity of the application integration software market, the Company has in the past experienced, and expects in the future to experience, a significant time lag between the date on which technical and sales personnel are hired and the time at which persons become fully productive. If the Company is unable to manage the post-sales process effectively, its ability to attract repeat sales or establish strong account references could be adversely affected, which may materially affect the Company's business, financial condition and results of operations. See "Management."

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

     Product Liability. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective as a result of federal, state or local laws or unfavorable judicial decisions. Although the Company has not experienced any product liability claims to date, the license and support of the Company's software by the Company entails the risk of such claims. A successful product liability claim brought against the Company would have a material adverse effect on the Company's business, operating results and financial condition.

     Impact of the Year 2000 Issue. Many installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software products used by many companies may need to be upgraded to comply with such year 2000 requirements. The Company believes it is currently expending sufficient resources to review its product and services, as well as its internal management information system in order to identify and modify those products, services and systems that are not year 2000 compliant. The Company expects such modifications will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. There can be no assurance, however, that the Company will be able to modify timely and successfully such products, services and systems to comply with the year 2000 requirements, which could have a material adverse effect on the Company's operating results. Moreover, the Company believes that some customers may be purchasing the Company's products as an interim solution to their year 2000 needs until their current suppliers reach compliance. Conversely, year 2000 issues could cause a significant number of companies, including current customers of the Company, to reevaluate their current system needs and as a result consider switching to other systems and suppliers. Any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition. Furthermore, there can be no assurance that these or other factors relating to the year 2000 compliance issues, including litigation, will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON 8-K

     (a) Exhibit 27.1: Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NEW ERA OF NETWORKS, INC.
                                                   (Registrant)

                                            By:     /s/ STEPHEN E. WEBB
                                              ----------------------------------
                                                 Stephen E. Webb, Senior Vice
                                                           President,
                                                   Chief Financial Officer
                                                (Principal Financial Officer)

Date: May 8, 1998

                                 EXHIBIT INDEX

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          27.1           -- Financial Data Schedule