Form 10-Q
period 1998-06-30
NEW ERA OF NETWORKS INC
filed 1998-08-14
CIK 1028339

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD
                              ENDED JUNE 30, 1998

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

                             7400 EAST ORCHARD ROAD
                           ENGLEWOOD, COLORADO 80111
                    (Address of principal executive offices)

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

     The number of shares of the issuer's Common Stock outstanding as of June 30, 1998 was 11,775,930.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

PART I            FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS
                  Consolidated Balance Sheets.................................   2
                  Consolidated Statements of Operations.......................   3
                  Consolidated Statements of Cash Flows.......................   4
                  Notes to Consolidated Financial Statements..................   5
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS...................................   7
         Item 3.  Quantitative and Qualitative Disclosures about Market
                  Risk........................................................  17
PART II           OTHER INFORMATION
         ITEM 1.  LEGAL PROCEEDINGS...........................................  18
         ITEM 2.  CHANGES IN SECURITIES.......................................  18
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................  18
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........  18
         ITEM 5.  OTHER INFORMATION...........................................  18
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................  18
         SIGNATURES...........................................................  20

                           NEW ERA OF NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               SIX MONTHS
                                                                 ENDED         YEAR ENDED
                                                                JUNE 30,      DECEMBER 31,
                                                                  1998            1997
                                                              ------------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $ 54,972,145    $  7,150,362
  Short-term investments....................................    13,533,712      15,573,617
  Accounts receivable, net of an allowance for uncollectible
     accounts of $300,000...................................    13,279,463      11,072,850
  Unbilled revenue..........................................     2,411,837       1,667,456
  Prepaid expenses and other................................     1,729,861       1,020,394
                                                              ------------    ------------
          Total current assets..............................    85,927,018      36,484,679
                                                              ------------    ------------
Property and equipment:
  Computer equipment and software...........................     4,329,920       2,725,144
  Furniture, fixtures and equipment.........................     1,226,155         640,218
  Leasehold improvements....................................       297,868          86,563
                                                              ------------    ------------
                                                                 5,853,943       3,451,925
  Less -- accumulated depreciation..........................    (1,538,752)     (1,036,088)
                                                              ------------    ------------
  Property and equipment, net...............................     4,315,191       2,415,837
Long-term investments.......................................     3,515,370              --
Other assets, net...........................................     2,982,326       1,328,659
                                                              ------------    ------------
          Total assets......................................  $ 96,739,905    $ 40,229,175
                                                              ============    ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  3,126,498    $  2,171,722
  Accrued liabilities.......................................     3,536,969       2,081,959
  Deferred revenue..........................................     1,503,629       1,177,262
  Current portion of bank borrowings........................        47,417          66,963
                                                              ------------    ------------
          Total liabilities.................................     8,214,513       5,497,906
                                                              ------------    ------------
Stockholders' equity:
  Common stock, $.0001 par value, 45,000,000 shares
     authorized; 11,775,930 and 9,106,157 shares issued and
     outstanding, respectively..............................         1,178             911
  Additional paid-in capital................................   101,476,002      46,191,190
  Accumulated deficit.......................................   (13,084,466)    (11,517,978)
  Cumulative translation adjustment.........................       132,678          57,146
                                                              ------------    ------------
          Total stockholders' equity........................    88,525,392      34,731,269
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $ 96,739,905    $ 40,229,175
                                                              ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                           NEW ERA OF NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    JUNE 30,                   JUNE 30,
                                            ------------------------   -------------------------
                                               1998          1997         1998          1997
                                            -----------   ----------   -----------   -----------
Revenues:
  Software licenses.......................  $ 7,267,594   $3,212,770   $13,840,228   $ 5,660,180
  Services and maintenance................    4,192,293    1,566,124     7,201,782     2,792,562
                                            -----------   ----------   -----------   -----------
          Total revenues..................   11,459,887    4,778,894    21,042,010     8,452,742
Cost of revenues:
  Cost of software licenses...............      442,003      165,659       664,003       415,465
  Cost of services and maintenance........    2,134,838    1,240,470     3,661,296     2,040,627
                                            -----------   ----------   -----------   -----------
          Total cost of revenues..........    2,576,841    1,406,129     4,325,299     2,456,092
                                            -----------   ----------   -----------   -----------
Gross profit..............................    8,883,046    3,372,765    16,716,711     5,996,650
Operating expenses:
  Sales and marketing.....................    3,827,804    1,987,996     7,433,325     3,678,078
  Research and development................    2,915,247    1,560,078     5,606,294     2,782,542
  General and administrative..............    1,168,253      370,944     2,159,717       865,580
  Charge for acquired in-process research
     and development......................    3,740,000           --     3,740,000            --
  Amortization of intangibles.............       81,283           --       130,660            --
                                            -----------   ----------   -----------   -----------
          Total operating expenses........   11,732,587    3,919,018    19,069,996     7,326,200
                                            -----------   ----------   -----------   -----------
Loss from operations......................   (2,849,541)    (546,253)   (2,353,285)   (1,329,550)
Other income, net.........................      490,675       17,118       786,797        16,015
                                            -----------   ----------   -----------   -----------
Loss before provision for income taxes....   (2,358,866)    (529,135)   (1,566,488)   (1,313,535)
Provision for income taxes................           --           --            --            --
                                            -----------   ----------   -----------   -----------
Net loss..................................  $(2,358,866)  $ (529,135)  $(1,566,488)  $(1,313,535)
                                            ===========   ==========   ===========   ===========
Net loss per common share, basic and
  diluted (Note 3)........................  $     (0.23)  $    (0.22)  $     (0.16)  $     (0.69)
                                            ===========   ==========   ===========   ===========
Weighted average shares of common stock
  outstanding, basic and diluted..........   10,338,506    2,422,915     9,746,574     1,899,261
                                            ===========   ==========   ===========   ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                           NEW ERA OF NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Cash flows from operating activities:
  Net loss..................................................  $(1,566,488)  $(1,313,535)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities --
     Depreciation and amortization..........................      630,538       261,031
     Charge for acquired in-process research and
      development...........................................    3,740,000            --
     Changes in assets and liabilities --
       Accounts receivable, net.............................   (1,469,178)   (1,710,273)
       Unbilled revenue.....................................     (744,381)     (847,950)
       Prepaid expenses and other...........................     (686,038)     (564,118)
       Other assets, net....................................     (627,769)        3,731
       Accounts payable.....................................      709,746       649,506
       Accrued liabilities..................................      705,033       580,997
       Deferred revenue.....................................      326,389       147,204
                                                              -----------   -----------
          Net cash provided by (used in) operating
            activities......................................    1,017,852    (2,793,407)
                                                              -----------   -----------
Cash flows from investing activities:
  Purchases of short-term investments.......................   (2,032,587)           --
  Proceeds from sale of short-term investments..............    4,072,492       500,000
  Purchases of long-term investments........................   (3,515,370)           --
  Business combination, net of cash acquired................   (1,179,774)           --
  Purchase of property and equipment........................   (2,357,004)     (400,819)
                                                              -----------   -----------
          Net cash provided by (used in) investing
            activities......................................   (5,012,243)       99,181
                                                              -----------   -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................   55,171,990    33,226,290
  Common stock issuance costs...............................   (3,486,911)   (2,757,950)
  Proceeds from notes payable to banks......................           --       600,000
  Principal payments on notes payable to banks..............      (19,340)   (2,142,830)
                                                              -----------   -----------
          Net cash provided by (used in) financing
            activities......................................   51,665,739    28,925,510
Effect of exchange rate on cash.............................      150,435            --
                                                              -----------   -----------
Net increase in cash and cash equivalents...................   47,821,783    26,231,284
Cash and cash equivalents, beginning of period..............    7,150,362     2,887,466
                                                              -----------   -----------
Cash and cash equivalents, end of period....................  $54,972,145   $29,118,750
                                                              ===========   ===========
Supplemental cash flow information:
  Cash paid during the period for --
     Interest...............................................  $     6,962   $    77,799
                                                              ===========   ===========
     Taxes..................................................  $        --   $        --
                                                              ===========   ===========
Supplemental disclosures of noncash transactions:
  Common stock issued for business combination..............  $ 3,600,000   $        --
                                                              ===========   ===========
  Accrued business combination costs........................  $   375,000   $        --
                                                              ===========   ===========
  Conversion of preferred stock to common...................  $        --   $11,385,000
                                                              ===========   ===========
  Accrued common stock offering costs.......................  $        --   $   660,000
                                                              ===========   ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                           NEW ERA OF NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

1. BASIS OF PRESENTATION.

     The accompanying consolidated interim financial statements have been prepared by New Era of Networks, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's Registration Statement on Form S-1 and related Prospectus dated May 20, 1998, and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The consolidated results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 1998.

     The accompanying unaudited consolidated interim financial statements reflect, in the opinion of management, all adjustments that are of a normal and recurring nature and that are necessary for a fair presentation of the financial position and results of operations for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made in prior years' financial statements to conform to the 1998 presentation.

2. BUSINESS COMBINATION.

     Effective as of June 1, 1998, the Company acquired all of the outstanding capital stock of MSB Consultants Limited ("MSB"), a corporation organized under the laws of the United Kingdom, by means of a Share Purchase Agreement by and among the shareholders of MSB and the Company.

     The aggregate consideration paid by the Company was $4,800,000, of which $1,200,000 was paid in cash and approximately $3,600,000 was paid through the issuance of 138,462 unregistered shares of common stock of the Company. Additional unregistered shares having a total value upon issuance of up to $3,000,000 may also be issued to shareholders of MSB upon the achievement of certain performance targets during the two-year period following the closing. The Company expects that the fees and expenses related to the acquisition will be approximately $375,000. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of MSB have been included in the accompanying consolidated financial statements from the effective date of the acquisition.

     An independent valuation of MSB's net assets was completed to assist in the allocation of the purchase price. Approximately $3,740,000 of the purchase price represented the intangible value of in-process research and development projects that had not yet reached technological feasibility. The related technology has no alternative future use and will require substantial additional development by the Company. This amount was charged to operations in the quarter ended June 30, 1998. A portion of the purchase price was also assigned to marketable software products ($770,000) and goodwill ($698,000) which are being amortized on a straight-line basis over three- and seven-year periods, respectively. MSB's other assets were valued at $2,036,000 and its liabilities assumed totaled $996,000. MSB's assets, liabilities, and operating results are included in the accompanying consolidated financial statements prospectively from the effective acquisition date.

                           NEW ERA OF NETWORKS, INC.

3. NET LOSS PER COMMON SHARE.

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

     Loss per share amounts presented in the Prospectus dated June 18, 1997 and subsequent filings with the SEC were determined on a pro forma basis as required by SEC Staff Accounting Bulletin No. 83 ("SAB No. 83"). Pro forma weighted average shares outstanding included effects of certain securities issued by the Company prior to its initial public offering, regardless of being antidilutive. In February 1998, SAB No. 83 was superceded by SEC Staff Accounting Bulletin No. 98 ("SAB No. 98") which effectively required the Company to retroactively restate its loss per common share.

4. COMPREHENSIVE INCOME.

     In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The purpose of SFAS 130 is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The only item of other comprehensive income reported by the Company is the cumulative translation adjustment. The Company's comprehensive income for the three and six months ended June 30, 1998 and 1997 was as follows:

                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                           JUNE 30,                   JUNE 30,
                                    -----------------------   -------------------------
                                       1998         1997         1998          1997
                                    -----------   ---------   -----------   -----------
Net loss for the period...........  $(2,358,866)  $(529,135)  $(1,566,488)  $(1,313,535)
Change in cumulative translation
  adjustment......................       86,764          --        75,532            --
                                    -----------   ---------   -----------   -----------
Comprehensive loss................  $(2,272,102)  $(529,135)  $(1,490,956)  $(1,313,535)
                                    ===========   =========   ===========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains certain trend analysis and other forward-looking statements. Words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," and "intend" and words of similar import are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to business and economic risks and uncertainties which are difficult to predict. Therefore, the Company's actual results of operations may differ materially from those expressed or forecasted in the forward-looking statements as a result of a number of factors, including those set forth in this discussion under "Factors That May Affect Future Results" and other risks detailed from time to time in reports filed with the SEC. In addition, the discussion of the Company's results of operations should be read in conjunction with matters described in detail in the Company's Prospectus dated May 20, 1998, including the "Risk Factors" set forth therein.

     The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to total revenues:

                                                         THREE MONTHS     SIX MONTHS
                                                            ENDED           ENDED
                                                           JUNE 30,        JUNE 30,
                                                         ------------    ------------
                                                         1998    1997    1998    1997
                                                         ----    ----    ----    ----
Revenues:
  Software licenses....................................   63%     67%     66%     67%
  Services and maintenance.............................   37      33      34      33
                                                         ---     ---     ---     ---
Total revenues.........................................  100     100     100     100
Cost of revenues:
  Cost of software licenses(1).........................    6       5       5       7
  Cost of services and maintenance(1)..................   51      79      51      73
                                                         ---     ---     ---     ---
Total cost of revenues.................................   22      29      21      29
     Gross profit......................................   78      71      79      71
Operating expenses:
  Sales and marketing..................................   33      41      35      44
  Research and development.............................   25      33      27      33
  General and administrative...........................   10       8      10      10
  Charge for acquired in-process research and
     development.......................................   33      --      17      --
  Amortization of intangibles..........................    1      --       1      --
                                                         ---     ---     ---     ---
Total operating expenses...............................  102      82      90      87
                                                         ---     ---     ---     ---
Loss from operations...................................  (24)    (11)    (11)    (16)
Other income, net......................................    4      --       4      --
                                                         ---     ---     ---     ---
Loss before provision for income taxes.................  (20)    (11)     (7)    (16)
Provision for income taxes.............................   --      --      --      --
                                                         ===     ===     ===     ===
Net loss...............................................  (20)%   (11)%    (7)%   (16)%
                                                         ===     ===     ===     ===
Net income (loss) excluding charge for acquired
  in-process research and development..................   12%    (11)%    10%    (16)%
                                                         ===     ===     ===     ===

---------------

(1) As a percentage of software licenses and services and maintenance revenues, respectively.

REVENUES

     The Company's revenues increased from $4.8 million and $8.5 million for the three and six months ended June 30, 1997, respectively, to $11.5 million and $21.0 million for the three and six months ended June 30, 1998, respectively. This increase resulted from significantly increased indirect channel revenues, increased international presence, and additions to the Company's product portfolio. The acquisitions of MSB in June of

1998 and Menhir Limited ("Menhir") in September of 1997 added to NEON's product portfolio, which contributed to increased software licenses and services and maintenance revenues. For the six months ended June 30, 1998, indirect channel revenues increased to 21% of total revenues, compared with 5% for the six months ended June 30, 1997. For the six months ended June 30, 1998, international revenues increased to 31% of total revenues, compared with 14% of total revenues for the six months ended June 30, 1997.

     Software license revenues increased from $3.2 million and $5.7 million for the three and six months ended June 30, 1997, respectively, to $7.3 million and $13.8 million for the three and six months ended June 30, 1998, respectively. This growth in software license revenues reflects the growing market awareness and acceptance of the Company's enterprise application integration software products and the establishment of distributor and reseller relationships with IBM, PeopleSoft, Candle Corporation, and NIWS (Japan).

     Services and maintenance revenues increased from $1.6 million and $2.8 million for the three and six months ended June 30, 1997, respectively, to $4.2 million and $7.2 million for the three and six months ended June 30, 1998, respectively. The increase in the relative percentage of service revenues to total revenues in these periods was attributable to two primary factors: increases in the installed base of customers receiving maintenance, training and other support services; and a significant increase in consulting revenues as a result of expanded demand for NEON's direct assistance with application integration implementation projects.

COST OF REVENUES

     Cost of revenues consists of cost of software licenses and cost of services and maintenance. As a percentage of total revenues, cost of revenues declined from 29% for both the three and six months ended June 30, 1997 to 22% and 21% for the three and six months ended June 30, 1998, respectively. Although cost of revenues decreased as a percentage of total revenues, the costs increased on an absolute dollar basis by approximately $1.2 million and $1.9 million for the three and six months ended June 30, 1998, respectively, compared with the same periods in 1997. This increase was due primarily to the growth in professional service engagements created by the increased demand for NEON's direct assistance with application integration implementation projects. As revenues derived from professional service engagements increase as a percentage of total revenues in future periods, cost of revenues as a percentage of total revenues may also increase.

     Cost of software licenses consists principally of royalty payments to third parties for jointly developed products and internal costs associated with the fulfillment of license sales. Cost of software licenses increased from $166,000, or 5% of software license revenues, for the quarter ended June 30, 1997 to $442,000, or 6% of software license revenues, for the quarter ended June 30, 1998. Cost of software licenses increased from $415,000, or 7% of software license revenues, for the six months ended June 30, 1997 to $664,000, or 5% of software license revenues, for the six months ended June 30, 1998. Cost of software licenses as a percentage of license revenues may fluctuate from period to period due principally to the mix of sales of royalty-bearing software products in each period. Royalties associated with certain software products currently under development through joint business arrangements may cause the cost of software licenses to increase in future periods.

     Cost of services and maintenance consists primarily of personnel, facility and systems costs incurred in providing professional service consulting, training, and customer support services. Cost of services and maintenance decreased as a percentage of services and maintenance revenues from 79% and 73% for the three and six months ended June 30, 1997, respectively, to 51% for both the three and six months ended June 30, 1998. This improved margin resulted from improved utilization of field service personnel, an increase in professional service rates, and reduced use of subcontractors.

OPERATING EXPENSES

     Sales and Marketing

     Sales and marketing expenses increased from $2.0 million, or 41% of total revenues, for the quarter ended June 30, 1997 to $3.8 million, or 33% of total revenues, for the quarter ended June 30, 1998. Sales and marketing expenses increased from $3.7 million, or 44% of total revenues, for the six months ended June 30,

1997 to $7.4 million, or 35% of total revenues, for the six months ended June 30, 1998. The increase in absolute dollars is attributable to the Company's continued expansion of its direct sales force, increased commission expense associated with higher revenues, continued investment in building an international direct sales force, and increased marketing expenses for the Company's expanded software product offerings. Sales and marketing expenses declined as a percent of total revenues due to higher percentage growth in revenues and efficiencies associated with the achievement of economies of scale.

     Research and Development

     Research and development expenses increased from $1.6 million, or 33% of total revenues, for the quarter ended June 30, 1997 to $2.9 million, or 25% of total revenues, for the quarter ended June 30, 1998. Research and development expenses increased from $2.8 million, or 33% of total revenues, for the six months ended June 30, 1997 to $5.6 million, or 27% of total revenues, for the six months ended June 30, 1998. Software product development expenditure increases are directly attributable to increases in the Company's staff of software engineers and consultants, and the associated infrastructure costs required to support software product development initiatives. The decline in research and development expenses as a percentage of revenues was due primarily to higher percentage growth in revenues.

     General and Administrative

     General and administrative expenses grew from $371,000, or 8% of total revenues, and $866,000, or 10% of total revenues, for the three and six months ended June 30, 1997, respectively, to $1.2 million, or 10% of total revenues, and $2.2 million, or 10% of total revenues, for the three and six months ended June 30, 1998, respectively. The increase in general and administrative expenses resulted primarily from increases in staffing, information systems, and related infrastructure to support the Company's growth and increases in administrative expenses associated with the operation of foreign subsidiaries.

     Charge for Acquired In-Process Research and Development/Amortization of Intangibles

     For the three and six months ended June 30, 1998, $3.7 million of the MSB purchase price was allocated to in-process research and development projects and charged to expense in connection with the acquisition of MSB. Amortization of the intangibles for the three and six months ended June 30, 1998 of $81,000 and $131,000, respectively, is comprised of the amortization of acquired software and goodwill associated with the acquisition of Menhir in September of 1997 and MSB in June of 1998.

OTHER INCOME (EXPENSE), NET

     The Company reported other income, net of $17,000 and $16,000 for the three and six months ended June 30, 1997, respectively, and $491,000 and $787,000 for the three and six months ended June 30, 1998, respectively. The increase in other income was due to interest earned on cash invested from the proceeds of the Company's initial public offering in June of 1997 and subsequent public offering in May of 1998. The Company anticipates that interest income may decline in future periods as cash balances may be used to fund future acquisitions, as well as to fund the ongoing operations of the Company.

PROVISION FOR INCOME TAXES

     The Company has reported no income tax expense for any period. As of June 30, 1998, the net deferred tax asset of approximately $2.4 million was offset by a valuation allowance of a like amount. The comparable figure for December 31, 1997 was $3.4 million.

NET INCOME (LOSS)

     Giving effect to the acquisition-related expenses associated with the MSB acquisition, the Company's net loss for the three and six months ended June 30, 1998 was approximately $2.4 million, or $0.23 per share and $1.6 million, or $0.16 per share. Excluding acquisition-related expenses, the Company generated net income for the three and six months ended June 30, 1998 of $1.4 million, or $0.12 per share and $2.2 million, or

$0.20 per share, respectively. This compares to a net loss of $529,000, or $0.22 per share and net loss of $1.3 million, or $0.69 per share for the three and six months ended June 30, 1997, respectively. The improved net income and earnings per share position resulted from the increased growth of the Company's revenues, as compared with the growth of costs and expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company reported $72.0 million in cash, cash equivalents, short-term and long-term investments at June 30, 1998, compared to $22.7 million at December 31, 1997. There was no significant bank debt in either period. The Company maintains a line of credit that can be used for working capital requirements on an as-needed basis. Accounts receivable, net, grew from $11.1 million at December 31, 1997 to $13.3 million at June 30, 1998. The increase in net accounts receivable resulted from the growth in customer licensing activity partially offset by increased cash collections. Unbilled revenue, which represents progress on software development contracts which is not billed until specified by a contract date or milestone, grew from $1.7 million to $2.4 million over the same period.

     Cash provided by operating activities was $1.0 million for the first six months of 1998, compared with a net cash usage of $2.8 million for the same period of 1997. Operating cash flows increased primarily due to increases in income before depreciation, amortization, and the charge for in-process research and development which were partially offset by a net decrease in working capital.

     Cash used for investing activities was $5.0 million in the first six months of 1998, compared with net cash provided of $99,000 for the same period of 1997. The net cash used in investing activities in the 1998 period was $1.5 million in net purchases of short-term and long-term investments, $1.2 million used in the acquisition of MSB, and $2.3 million used in capital expenditures. The net cash provided for the comparable period of 1997 consisted of proceeds of $500,000 from maturities of short-term investments, net of $401,000 of capital expenditures.

     Cash provided by financing activities was $51.7 million in the first six months of 1998 compared to $28.9 million for the same period of 1997. In the 1998 period, the Company received $50.7 million in net proceeds from its secondary offering and $1.0 million in proceeds from the exercise of stock options, warrants and employee stock purchase plan arrangements. Also in the 1998 period, $3.6 million of common stock was issued in connection with the MSB acquisition. In the 1997 period, the Company received $29.7 million in net proceeds from its initial public offering and $106,000 from the exercise of stock options.

     The Company believes that its existing balances of cash, cash equivalents and short-term and long-term investments will be sufficient to meet the Company's working capital and capital expenditure needs at least for the next twelve months. Thereafter, the Company may require additional sources of funds to continue to support its business. There can be no assurance that such capital, if needed, will be available or will be available on terms acceptable to the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks and the possible impact of these factors on future results of operations.

     Uncertainty of Future Operating Results; Lengthy Sales Cycle; Fluctuations in Quarterly Results. Although the Company has experienced significant revenue growth in recent periods, such growth rates will not be sustainable and are not necessarily indicative of future operating results and operating margins. The Company's quarterly operating results have fluctuated significantly in the past and may vary significantly in the future. Future operating results will depend on many factors, including, among others, the growth of the Enterprise Application Integration ("EAI") software market, the size and timing of software licenses, the delay or deferral of customer implementations, the ability of the Company to maintain or increase market demand for the Company's products, the timing of new product announcements and releases by the Company, competition by existing and emerging competitors in the application integration software market, the ability of the Company to expand its direct sales force and develop indirect distribution channels, the Company's success in developing and marketing new products and controlling costs, budgeting cycles of customers, product life cycles, software defects and other product quality problems, the mix of products and services sold, decreased margins associated with higher expenses of subcontract labor, international operations, uncertainties in revenue recognition associated with adoption of Statement of Position 97-2, and general domestic and international economic and political conditions. A significant portion of the Company's revenues has been, and the Company believes will continue to be, derived from a small number of relatively large customer contracts or arrangements, and the timing of revenue recognition from such contracts and arrangements has caused, and may continue to cause, material fluctuations in the Company's operating results, particularly on a quarterly basis. See "Customer Concentration; Dependence Upon Financial Institutions Industry; Risks of New Targeted Market Segments." Quarterly revenues and operating results typically depend upon the volume and timing of customer contracts received during a given quarter, and the percentage of each contract which the Company is able to recognize as revenue during each quarter, each of which is difficult to forecast. In addition, as is common in the software industry, a substantial portion of the Company's revenues in a given quarter historically have been recorded in the third month of that quarter, with a concentration of such revenues in the last two weeks of the third month. To the extent this trend continues, any failure or delay in the closing of orders during the last part of any given quarter will have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Limited Operating History; History of Operating Losses; Accumulated Deficit. The Company was formed in 1993, and installed NEONet at its first customer site in January of 1996. The Company commenced shipment of its principal product, NEONet, in July of 1996. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. Prior to 1996, the Company recorded only nominal product revenue, and the Company has not been profitable on an annual basis. At June 30, 1998, the Company had an accumulated deficit of approximately $13.1 million. The Company's prospects must be evaluated in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stage of their development. The new and rapidly evolving markets in which the Company operates makes these risks, uncertainties, expenses and difficulties particularly pronounced. In order to address these risks and uncertainties the Company must, among other things, successfully implement its sales and marketing strategy, expand its direct sales channels, develop its indirect distribution channels, respond to competitive and other developments in the application integration software market, attract and retain qualified personnel, continue to develop and upgrade its products and technology more rapidly than competitors, and commercialize its products and services to incorporate existing and future technologies. There can be no assurance that the Company will be able to successfully implement any of its strategies or successfully address these risks and uncertainties, or that the Company will be profitable in the future.

     Customer Concentration; Dependence Upon Financial Institutions Industry; Risks of New Targeted Market Segments. In fiscal 1997, the Company's top ten customers accounted for 56% of total revenues. For the first and second quarters of 1998, the Company's largest customer accounted for approximately 10% and 15%, respectively, of the Company's total revenues. In addition, to date the Company's revenues have been derived primarily from sales to large banks and financial institutions, which accounted for 72% of total revenues for the year ended December 31, 1997. In the first six months of 1998, sales to banks and financial institutions accounted for approximately 57% of total revenues. This decline in the concentration of sales to banks and financial institutions was primarily the result of an increase in indirect channel license revenues and sales into other industry segments. There can be no assurance that these customers or other customers of the Company will continue to purchase the Company's products in the future. The Company's failure to add new customers that make significant purchases of the Company's products and services would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Integration of Acquisitions and Joint Ventures. In September of 1997 the Company acquired Menhir, and in June of 1998 acquired MSB, and may from time to time acquire companies with complementary products and services in the application integration or other related software markets. The Company's acquisition of Menhir will, and any future acquisitions may, expose the Company to increased risks, including those associated with the assimilation of new operations and personnel, the diversion of financial and management resources from existing operations, and the inability of management to successfully integrate acquired businesses, personnel and technologies. Furthermore, there can be no assurance that the Company will be able to generate sufficient revenues from any such acquisition to offset associated acquisition costs, or that the Company will be able to maintain uniform standards of quality and service, controls, procedures and policies, which may result in the impairment of relationships with customers, employees, and new management personnel. Certain acquisitions may also result in additional stock issuances which could be dilutive to the Company's stockholders. The Company may also evaluate, on a case-by-case basis, joint venture relationships with complementary businesses. Any such joint venture investment would involve many of the same risks posed by acquisitions, particularly those risks associated with the diversion of resources, the inability to generate sufficient revenues, the management of relationships with third parties, and potential additional expenses, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Risks Associated with Expanding Distribution; Indirect Distribution Channel Risks. To date, the Company has sold its products primarily through the Company's direct sales force and has supported its customers with its technical and customer support staff. The Company's commissioned sales force has increased from one person in January 1996 to 31 people as of June 30, 1998. The Company's ability to achieve significant revenue growth in the future will depend in large part on its ability to recruit and train sufficient direct sales, technical and customer personnel, particularly additional sales personnel focusing on the new vertical market segments targeted by the Company's marketing strategy. The Company has at times experienced and continues to experience difficulty in recruiting qualified sales, technical and support personnel. The inability of the Company to rapidly and effectively expand its direct sales force and its technical and support staff could materially adversely affect the Company's business, financial condition and operating results.

     The Company believes that future growth also will depend upon its success in developing and maintaining strategic relationships with distributors, resellers, and systems integrators. The Company's strategy is to continue to increase the proportion of customers served through these indirect channels. Although sales through indirect channels accounted for less than 10% of total revenues in 1997, indirect sales increased to approximately 32% of total revenues in the first quarter of 1998 and to approximately 12% in the second quarter of 1998. The Company is currently investing, and plans to continue to invest, significant resources to develop the indirect channel, which could adversely affect the Company's operating results if the Company's efforts do not generate license and service revenues necessary to offset such investment. The Company's inability to recruit and retain qualified distributors, resellers and systems integrators could adversely affect the Company's results of operations. The Company's success in selling into indirect distribution channels could also adversely affect the Company's average selling prices and result in lower gross margins, since lower unit prices are typically charged on sales through indirect channels.

     Risks Associated with International Operations. Sales of the Company's products outside of North America in the first and second quarters of 1998 represented approximately 34% and 29% of total revenues, respectively, increasing from approximately 28% in fiscal year 1997. The Company continues to expand its international operations, and these efforts require significant management attention and financial resources, as well as the development of international versions of the Company's products. The Company has committed resources to the opening of international sales offices and the expansion of international sales and support channels. There can be no assurance that the Company's efforts to develop and expand international sales and support channels will be successful. International sales are subject to a number of risks, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, the burden of complying with a variety of foreign laws, greater difficulty in accounts receivable collection, potentially adverse tax consequences, currency fluctuations, the imposition of currency exchange or price controls, and political and economic instability abroad. Additionally, intellectual property may be more difficult to protect outside of the United States. If the Company increases its international sales, its total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world. In addition, the market for application integration software outside of North America is not as developed and there can be no assurance that it will grow at the same rate as in North America or that, if it does develop rapidly, the Company will be successful in such international markets.

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

     The Company's competitors also include software vendors targeting the EAI market through various technological solutions. For example, Microsoft, BEA Systems and others provide messaging and queuing solutions that compete with the NEONet Messaging and Queuing module. In the future these vendors could elect to provide a more complete integration solution that would also compete with NEONet's dynamic formatting and rules-based engine modules. In addition, a large number of other companies provide alternative solutions to application integration utilizing other technologies such as data synchronization, transaction monitoring, and subject-based publish/subscribe messaging systems. The Company also faces competition from relational database vendors such as Oracle, Informix, Sybase and Microsoft. In addition, NEON faces competition from vendors offering EAI capabilities, including TSI International Software Ltd., Active Software and Vitria Technology, Inc.

     The Company may also face competition from system integrators and professional service organizations which design and develop custom systems and perform custom integration. Certain of these firms may possess industry specific expertise or reputations among potential customers for offering enterprise solutions to application integration needs. These systems integrators and consulting firms can be resellers of the Company's products and may engage in joint marketing and sales efforts with the Company. The Company relies upon such firms for recommendations of NEONet products during the evaluation stage of the purchase process, as well as for implementation and customer support services. These systems integrators and consulting firms may have similar, and often more established, relationships with the Company's competitors, and there can be no assurance that these firms will not market or recommend software products competitive with the Company's products.

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

     Management of Growth. The Company is currently experiencing a period of rapid growth that has placed and is expected to continue to place a strain on the Company's administrative, financial and operational resources. From January 1, 1996 through June 30, 1998, the size of the Company's staff has increased from 35 to 321 full-time equivalent employees. Except for George F. (Rick) Adam, Jr., the Company's Chief Executive Officer, and Harold A. Piskiel, the Company's Chief Technology Officer, all of the Company's senior management joined the Company in 1996 or 1997. In addition, the Company has expanded geographically by adding sales personnel in New York City, Chicago, San Francisco, Philadelphia, Boston, Atlanta, London, England and Sydney, Australia. The Company may further expand into these regions or into others through internal growth or through acquisitions of related companies and technologies. Such expansion may strain management's ability to successfully integrate its operations throughout these regions. Any additional growth within a short time period may divert management attention from day-to-day operations, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The success of the Company's products will depend on various factors, including the ability to integrate the Company's products with multiple platforms as compared to competitive offerings, the portability of the Company's products, particularly the number of hardware platforms, operating systems and databases that the Company's products can source or target, the integration of additional software modules under development with existing products, and the Company's management of software development being performed by third-party developers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to these technological changes, shifting customer preferences, or evolving industry standards, or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products. If the Company is unable to develop and introduce new products or enhancements of existing products in a timely manner or if the Company experiences delays in the commencement of commercial shipments of new products and enhancements, the Company's business, operating results and financial condition would be materially adversely affected.

     Dependence on Relationships with Complementary Vendors. The Company believes that, in order to provide competitive solutions for heterogeneous, open computing environments, it will be necessary to develop, maintain and enhance close relationships with a wide range of vendors, including database, Enterprise Resource Planning, supply chain and Electronic Data Interchange software vendors, as well as hardware and operating system vendors. There can be no assurance that the Company will be able to maintain its existing relationships or develop additional relationships with such vendors. The Company's failure to do so could adversely affect the portability of the Company's products to existing and new platforms and databases and the timing of the release of new and enhanced products for the marketplace by the Company.

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

     Impact of the Year 2000 Issue. Many installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software products used by many companies may need to be upgraded to comply with such year 2000 requirements. While the Company has assessed its products, services and internal systems, certain internal financial packages have not yet been implemented and may require further assessment by the Company. The Company believes it is currently expending sufficient resources to review its product and services, as well as its internal management information system in order to modify those products, services and systems that are not year 2000 compliant. The Company expects such modifications will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. There can be no assurance, however, that the Company will be able to modify timely and successfully such products, services and systems to comply with the year 2000 requirements, which could have a material adverse effect on the Company's operating results. Moreover, the Company believes that some customers may be purchasing the Company's products as an interim solution to their year 2000 needs until their current suppliers reach compliance. Conversely, year 2000 issues could cause a significant number of companies, including current customers of the Company, to reevaluate their current system needs and as a result consider switching to other systems and suppliers. In addition, the Company has not yet completed its assessment of certain earlier versions of the Company's product which are still implemented at certain customer sites. Any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition. Furthermore, there can be no assurance that these or other factors relating to the year 2000 compliance issues, including litigation, will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     Effective June 1, 1998, the Company issued an aggregate of 138,462 unregistered shares to certain shareholders of MSB in exchange for all the outstanding capital stock of MSB (the "MSB Transaction"). The shares were issued without registration in reliance upon the exemption set forth under Regulation S and Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a) The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on May 14, 1998.

     b) The following Class III directors were elected at the Annual Meeting for three-year terms ending on the date of the annual stockholders' meeting in 2001:

          Patrick J. Fortune
          Mark L. Gordon
          Elisabeth W. Ireland

     The Company's Board of Directors is currently comprised of seven members who are divided into three classes with overlapping three-year terms. A director serves in office until his or her respective successor is duly elected and qualified or until his or her earlier death or resignation. The term for Class II directors (Harold A. Piskiel and James Reep) will expire at the annual meeting of stockholders to be held in 1999, and the term for Class I directors (George F. (Rick) Adam, Jr. and Steve Lazarus) will expire at the annual meeting of stockholders to be held in 2000.

     c) The stockholders approved an amendment to the Company's Amended and Restated 1995 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder by 500,000 shares, and to include a provision providing for the automatic increase in the number of shares available for grant each fiscal year.

     d) The stockholders approved an amendment to the Company's 1997 Stock Purchase Plan to increase the number of shares of common stock available for grant thereunder by 100,000 shares, and to include a provision providing for an automatic increase in the number of shares available for grant each fiscal year.

     e) The stockholders also ratified the appointment of Arthur Andersen, LLP as the independent auditors for the year ended December 31, 1998.

     f) The results of the vote on the matters voted upon at the Annual Meeting were, respectively:

           (i)  ELECTION OF DIRECTORS                       FOR      WITHHELD
                ---------------------                       ---      --------
                Patrick J. Fortune.....................  7,975,169    38,000
                Mark L. Gordon.........................  8,006,669     6,500
                Elisabeth W. Ireland...................  8,006,669     6,500

          (ii) Approval of the amendment to the Company's Amended and Restated 1995 Stock Option Plan.

                         FOR     AGAINST   ABSTAIN   BROKER NON-VOTE
                         ---     -------   -------   ---------------
                      6,214,939  662,092   15,120       1,121,018

          (iii) Approval of the amendment to the Company's 1997 Employee Stock Purchase Plan.

   FOR     AGAINST   ABSTAIN   BROKER NON-VOTE
   ---     -------   -------   ---------------
6,571,130  353,407   14,420       1,074,212

          (iv) Ratification of Arthur Andersen, LLP as independent auditors for the Company for fiscal year 1998.

   FOR     AGAINST   ABSTAIN   BROKER NON-VOTE
   ---     -------   -------   ---------------
8,010,449   1,500     1,220           0

          The foregoing matters are described in more detail in the Company's definitive proxy statement dated April 15, 1998.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

     (a) Exhibits

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10              Share Purchase Agreement relating to the MSB Transaction
                         (incorporated by reference to the Company's Form 8-K filed on June 26, 1998).
         27.1            Financial Data Schedule

     (b) A report on Form 8-K was filed on June 26, 1998 relating to the MSB Transaction.

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

Date: August 14, 1998

                                 EXHIBIT INDEX

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          10             Share Purchase Agreement relating to the MSB Transaction
                         (incorporated by reference to the Company's Form 8-K filed on June 26, 1998).
          27.1           Financial Data Schedule