Form 10-Q
period 1998-09-30
NEW ERA OF NETWORKS INC
filed 1998-11-16
CIK 1028339

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

                    FOR THE PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                             ---------------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. YES [X] NO [ ]

     The number of shares of the issuer's Common Stock outstanding as of September 30, 1998 was 12,340,413.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets.................................
         Consolidated Statements of Operations.......................
         Consolidated Statements of Cash Flows.......................
         Notes to Consolidated Financial Statements..................
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................

                         PART II OTHER INFORMATION

Item 1.  Legal Proceedings...........................................
Item 2.  Changes in Securities.......................................
Item 3.  Defaults Upon Senior Securities.............................
Item 4.  Submission of Matters to a Vote of Security Holders.........
Item 5.  Other Information...........................................
Item 6.  Exhibits and Reports on Form 8-K............................
Signatures...........................................................

                           NEW ERA OF NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $ 35,718,242    $  7,150,362
  Short-term investments....................................     9,031,972      15,573,617
  Accounts receivable, net of an allowance for uncollectible
     accounts of $800,000 and $300,000, respectively........    18,814,848      11,072,850
  Unbilled revenue..........................................     3,405,777       1,667,456
  Prepaid expenses and other................................     2,234,599       1,020,394
                                                              ------------    ------------
          Total current assets..............................    69,205,438      36,484,679
                                                              ------------    ------------
Property and equipment:
  Computer equipment and software...........................     7,406,329       2,725,144
  Furniture, fixtures and equipment.........................     2,077,332         640,218
  Leasehold improvements....................................     1,336,094          86,563
                                                              ------------    ------------
                                                                10,819,755       3,451,925
  Less -- accumulated depreciation..........................    (1,967,038)     (1,036,088)
                                                              ------------    ------------
  Property and equipment, net...............................     8,852,717       2,415,837
Long-term investments.......................................     2,546,326              --
Intangible assets, net......................................    36,907,626         704,132
Other assets, net...........................................     1,464,853         624,527
                                                              ------------    ------------
          Total assets......................................  $118,976,960    $ 40,229,175
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  5,472,850    $  2,171,722
  Accrued liabilities.......................................     6,066,142       2,081,959
  Current portion of deferred revenue.......................     6,520,699       1,177,262
  Current portion of borrowings.............................       419,971          66,963
  Notes payable -- sellers..................................     2,018,393              --
                                                              ------------    ------------
          Total current liabilities.........................    20,498,055       5,497,906
Notes payable -- banks......................................       373,546              --
Deferred revenue............................................     1,358,052              --
                                                              ------------    ------------
          Total liabilities.................................    22,229,653       5,497,906
Stockholders' equity:
  Common stock, $.0001 par value, 45,000,000 shares
     authorized; 12,340,413 and 9,106,157 shares issued and
     outstanding, respectively..............................         1,234             911
  Additional paid-in capital................................   121,284,218      46,191,190
  Accumulated deficit.......................................   (24,739,894)    (11,517,978)
  Cumulative translation adjustment.........................       201,749          57,146
                                                              ------------    ------------
          Total stockholders' equity........................    96,747,307      34,731,269
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $118,976,960    $ 40,229,175
                                                              ============    ============

                See notes to consolidated financial statements.

                           NEW ERA OF NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                               SEPTEMBER 30,                SEPTEMBER 30,
                                         --------------------------   --------------------------
                                             1998          1997           1998          1997
                                         ------------   -----------   ------------   -----------
Revenues:
  Software licenses....................  $ 10,713,736   $ 4,031,099   $ 24,553,964   $ 9,691,279
  Services and maintenance.............     6,749,586     1,890,332     13,951,368     4,682,894
                                         ------------   -----------   ------------   -----------
          Total revenues...............    17,463,322     5,921,431     38,505,332    14,374,173
Cost of revenues:
  Cost of software licenses............       451,944       342,470      1,115,947       757,935
  Cost of services and maintenance.....     3,518,187     1,148,282      7,179,483     3,188,909
                                         ------------   -----------   ------------   -----------
          Total cost of revenues.......     3,970,131     1,490,752      8,295,430     3,946,844
                                         ------------   -----------   ------------   -----------
Gross profit...........................    13,493,191     4,430,679     30,209,902    10,427,329
Operating expenses:
  Sales and marketing..................     5,732,578     2,252,705     13,165,903     5,930,783
  Research and development.............     4,169,414     2,107,922      9,775,708     4,890,464
  General and administrative...........     1,803,584       615,797      3,963,301     1,481,377
  Charge for acquired in-process
     research and development..........    13,857,000     2,600,000     17,597,000     2,600,000
  Amortization of intangibles..........       482,225        18,016        612,885        18,016
                                         ------------   -----------   ------------   -----------
          Total operating expenses.....    26,044,801     7,594,440     45,114,797    14,920,640
                                         ------------   -----------   ------------   -----------
Loss from operations...................   (12,551,610)   (3,163,761)   (14,904,895)   (4,493,311)
Other income, net......................       896,182       428,609      1,682,979       444,624
                                         ------------   -----------   ------------   -----------
Loss before provision for income
  taxes................................   (11,655,428)   (2,735,152)   (13,221,916)   (4,048,687)
Provision for income taxes.............            --            --             --            --
                                         ------------   -----------   ------------   -----------
Net loss...............................  $(11,655,428)  $(2,735,152)  $(13,221,916)  $(4,048,687)
                                         ============   ===========   ============   ===========
Net loss per common share, basic and
  diluted (Note 3).....................  $      (0.97)  $     (0.30)  $      (1.26)  $     (0.95)
                                         ============   ===========   ============   ===========
Weighted average shares of common stock
  outstanding, basic and diluted.......    11,979,073     9,035,442     10,490,740     4,277,990
                                         ============   ===========   ============   ===========

                See notes to consolidated financial statements.

                           NEW ERA OF NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                  1998          1997
                                                              ------------   -----------
Cash flows from operating activities:
  Net loss..................................................  $(13,221,916)  $(4,048,687)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities --
     Depreciation and amortization..........................     1,551,133       445,617
     Charge for acquired in-process research and
      development...........................................    17,597,000     2,600,000
     Imputed interest on business combination...............        90,000            --
     Changes in assets and liabilities --
       Accounts receivable, net.............................    (3,604,011)   (3,647,473)
       Unbilled revenue.....................................    (1,198,396)   (2,261,319)
       Prepaid expenses and other...........................    (1,075,276)     (596,024)
       Other assets, net....................................      (167,063)     (340,384)
       Accounts payable.....................................     1,049,041       774,747
       Accrued liabilities..................................         2,540        90,976
       Deferred revenue, current and long-term..............     1,393,628       398,527
                                                              ------------   -----------
          Net cash provided by (used in) operating
             activities.....................................     2,416,680    (6,584,020)
                                                              ------------   -----------
Cash flows from investing activities:
  Purchases of short-term investments.......................    (5,529,436)           --
  Proceeds from sale of short-term investments..............    12,071,081            --
  Purchases of long-term investments........................    (2,946,326)   (5,073,265)
  Business combinations, net of cash acquired...............   (22,131,246)   (2,800,000)
  Purchase of property and equipment........................    (4,837,662)     (792,384)
                                                              ------------   -----------
          Net cash used in investing activities.............   (23,373,589)   (8,665,649)
                                                              ------------   -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................    56,038,889    38,381,640
  Common stock issuance costs...............................    (3,545,538)   (3,658,860)
  Proceeds from notes payable to banks......................            --       600,000
  Principal payments on notes payable to banks..............    (3,018,853)   (2,190,213)
                                                              ------------   -----------
          Net cash provided by financing activities.........    49,474,498    33,132,567
Effect of exchange rate on cash.............................        50,291            --
                                                              ------------   -----------
Net increase in cash and cash equivalents...................    28,567,880    17,882,898
Cash and cash equivalents, beginning of period..............     7,150,362     3,387,466
                                                              ------------   -----------
Cash and cash equivalents, end of period....................  $ 35,718,242   $21,270,364
                                                              ============   ===========
Supplemental cash flow information:
  Cash paid during the period for --
     Interest...............................................  $     32,620   $    77,768
                                                              ============   ===========
     Taxes..................................................  $         --   $        --
                                                              ============   ===========
Supplemental disclosures of noncash transactions:
  Common stock issued for business combinations.............  $ 22,600,000   $        --
                                                              ============   ===========
  Accrued business combination costs........................  $  1,463,000   $   200,000
                                                              ============   ===========
  Conversion of preferred stock to common...................  $         --   $11,385,000
                                                              ============   ===========
  Accrued common stock offering costs.......................  $         --   $   200,000
                                                              ============   ===========

                See notes to consolidated financial statements.

                           NEW ERA OF NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

1. BASIS OF PRESENTATION.

     The accompanying consolidated interim financial statements have been prepared by New Era of Networks, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Registration Statement on Form S-1 and related Prospectus dated May 20, 1998, and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The consolidated results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 1998.

     The accompanying unaudited consolidated interim financial statements reflect, in the opinion of management, all adjustments that are of a normal and recurring nature and that are necessary for a fair presentation of the financial position and results of operations for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to prior period financial statements to conform to the September 30, 1998 presentation.

2. BUSINESS COMBINATIONS.

  Century Analysis Incorporated

     Effective as of September 1, 1998, the Company acquired all of the outstanding capital stock of Century Analysis Inc., a California corporation ("CAI"), by means of a Share Acquisition Agreement by and among CAI, the shareholders of CAI and the Company.

     The aggregate consideration paid by the Company was $41,000,000, payable as follows: approximately $21,000,000 in cash, approximately $2,018,000 in short-term notes payable to CAI shareholders, and approximately $18,000,000 through the issuance of 440,031 unregistered shares of the Company's common stock. The Company also issued stock options exercisable for shares of the Company's common stock to assume all outstanding CAI stock options valued at approximately $1,000,000. An additional 195,569 unregistered shares of the Company's common stock are issuable contingent upon the achievement of certain performance criteria by CAI. The Company expects that the fees and expenses related to the acquisition will be approximately $1,500,000. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, liabilities and operating results of CAI have been included in the accompanying consolidated financial statements from the effective date of the acquisition.

     An independent valuation of CAI's net assets was performed to assist in the allocation of the purchase price. Approximately $13,857,000 of the purchase price represented the intangible value of in-process research and development projects that had not yet reached technical feasibility. The related technology has no alternative future use and will require substantial additional development by the Company. This amount was charged to operations in the quarter ended September 30, 1998. A portion of the purchase price was also assigned to marketable software products ($5,814,000) and goodwill ($29,348,000), which are being amortized on a straight-line basis over five- and ten-year periods, respectively. CAI's other assets were valued at approximately $6,800,000 and its liabilities assumed totaled approximately $12,500,000.

                           NEW ERA OF NETWORKS, INC.

  MSB Consultants Limited

     Effective as of June 1, 1998, the Company acquired all of the outstanding capital stock of MSB Consultants Limited ("MSB"), a corporation organized under the laws of the United Kingdom, by means of a Share Purchase Agreement by and among the shareholders of MSB and the Company.

     The aggregate consideration paid by the Company was $4,800,000, of which $1,200,000 was paid in cash and approximately $3,600,000 was paid through the issuance of 138,462 unregistered shares of common stock of the Company. Additional unregistered shares having a total value upon issuance of up to $3,000,000 may also be issued to shareholders of MSB upon the achievement of certain performance targets during the two-year period following the closing. The fees and expenses related to the acquisition were approximately $375,000. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, liabilities and operating results of MSB have been included in the accompanying consolidated financial statements from the effective date of the acquisition.

     An independent valuation of MSB's net assets was performed to assist in the allocation of the purchase price. Approximately $3,740,000 of the purchase price represented the intangible value of in-process research and development projects that had not yet reached technological feasibility. The related technology has no alternative future use and will require substantial additional development by the Company. This amount was charged to operations in the quarter ended June 30, 1998. A portion of the purchase price was also assigned to marketable software products ($770,000) and goodwill ($698,000) which are being amortized on a straight-line basis over three- and seven-year periods, respectively. MSB's other assets were valued at $2,036,000 and its liabilities assumed totaled $996,000.

3. NET LOSS PER COMMON SHARE.

     The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), by retroactively restating loss per share amounts for all periods presented. Under SFAS 128, basic loss per common share is determined by dividing net loss from continuing operations available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per common share includes the effects of potentially issuable common stock, but only if dilutive. The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. The if-converted method is used for convertible securities.

     Loss per share amounts presented in the Prospectus dated June 18, 1997 and subsequent filings with the SEC were determined on a pro forma basis as required by SEC Staff Accounting Bulletin No. 83 ("SAB No. 83"). Pro forma weighted average shares outstanding included effects of certain securities issued by the Company prior to its initial public offering, regardless of being antidilutive. In February 1998, SAB No. 83 was superceded by SEC Staff Accounting Bulletin No. 98 which effectively required the Company to retroactively restate its loss per common share.

4. COMPREHENSIVE INCOME.

     In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The purpose of SFAS 130 is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The only item of other

                           NEW ERA OF NETWORKS, INC.

comprehensive income reported by the Company is the cumulative translation adjustment. The Company's comprehensive income for the three and nine months ended September 30, 1998 and 1997 was as follows:

                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                       SEPTEMBER 30,                SEPTEMBER 30,
                                 --------------------------   --------------------------
                                     1998          1997           1998          1997
                                 ------------   -----------   ------------   -----------
Net loss for the period........  $(11,655,428)  $(2,735,152)  $(13,221,916)  $(4,048,687)
Change in cumulative
  translation adjustment.......        69,071            --        144,603            --
                                 ------------   -----------   ------------   -----------
Comprehensive loss.............  $(11,586,357)  $(2,735,152)  $(13,077,313)  $(4,048,687)
                                 ============   ===========   ============   ===========

5. SUBSEQUENT EVENT.

     On November 11, 1998, the Company's board of directors approved a two-for-one stock split, payable in the form of a stock dividend to stockholders of record as of November 23, 1998. All shares and per share data in the accompanying financial information have not been adjusted to reflect the stock split.

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

     The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to total revenues:

                                                             THREE MONTHS     NINE MONTHS
                                                                ENDED            ENDED
                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                            --------------   --------------
                                                             1998    1997     1998    1997
                                                            ------   -----   ------   -----
Revenues:
  Software licenses.......................................    61%      68%     64%      67%
  Services and maintenance................................    39       32      36       33
                                                             ---      ---     ---      ---
Total revenues............................................   100      100     100      100
Cost of revenues:
  Cost of software licenses(1)............................     4        8       5        8
  Cost of services and maintenance(1).....................    52       61      51       68
                                                             ---      ---     ---      ---
Total cost of revenues....................................    23       25      22       27
          Gross profit....................................    77       75      78       73
Operating expenses:
  Sales and marketing.....................................    33       38      34       41
  Research and development................................    24       36      25       34
  General and administrative..............................    10       10      10       10
  Charge for acquired in-process research and
     development..........................................    79       44      46       18
  Amortization of intangibles.............................     3       <1       2       <1
                                                             ---      ---     ---      ---
Total operating expenses..................................   149      128     117      104
                                                             ---      ---     ---      ---
Loss from operations......................................   (72)     (53)    (39)     (31)
Other income, net.........................................     5        7       5        3
                                                             ---      ---     ---      ---
Loss before provision for income taxes....................   (67)     (46)    (34)     (28)
Provision for income taxes................................    --       --      --       --
                                                             ===      ===     ===      ===
Net loss..................................................   (67)%    (46)%   (34)%    (28)%
                                                             ===      ===     ===      ===
Net income (loss) excluding charges for acquired
  in-process research and development and amortization of
  intangibles.............................................    15%      (2)%    13%     (10)%
                                                             ===      ===     ===      ===

---------------

(1) As a percentage of software licenses and services and maintenance revenues, respectively.

REVENUES

     The Company's revenues increased from $5.9 million and $14.4 million for the three and nine months ended September 30, 1997, respectively, to $17.5 million and $38.5 million for the three and nine months ended September 30, 1998, respectively. This increase resulted from significantly increased indirect channel revenues, increased professional services, and additions to the Company's product portfolio. The acquisitions of MSB in June of 1998 and CAI in September of 1998 added to NEON's product portfolio, which contributed to increased software licenses and services and maintenance revenues. For the nine months ended September 30, 1998, indirect channel revenues increased to 19% of total revenues, compared with 3% for the nine months ended September 30, 1997. For the three and nine months ended September 30, 1998, international revenues increased to 27% and 30% of total revenues, compared with 41% and 24% of total revenues for the three and nine months ended September 30, 1997.

     Software license revenues increased from $4.0 million and $9.7 million for the three and nine months ended September 30, 1997, respectively, to $10.7 million and $24.6 million for the three and nine months ended September 30, 1998, respectively. This growth in software license revenues reflects the growing market awareness and acceptance of the Company's enterprise application integration software products and the establishment of distributor and reseller relationships with IBM, PeopleSoft, Candle Corporation, and NIWS (Japan).

     Services and maintenance revenues increased from $1.9 million and $4.7 million for the three and nine months ended September 30, 1997, respectively, to $6.7 million and $14.0 million for the three and nine months ended September 30, 1998, respectively. The increase in the relative percentage of service revenues to total revenues in these periods was attributable to two primary factors: increases in the installed base of customers receiving maintenance, training and other support services; and a significant increase in consulting revenues as a result of expanded demand for NEON's direct assistance with application integration implementation projects.

COST OF REVENUES

     Cost of revenues consists of cost of software licenses and cost of services and maintenance. As a percentage of total revenues, cost of revenues declined from 25% and 27% for the three and nine months ended September 30, 1997, respectively, to 23% and 22% for the three and nine months ended September 30, 1998, respectively. Although cost of revenues decreased as a percentage of total revenues, the costs increased on an absolute basis by approximately $2.5 million and $4.3 million for the three and nine months ended September 30, 1998, respectively, compared with the same periods in 1997. This increase was due primarily to the growth in professional service engagements created by the increased demand for NEON's direct assistance with application integration implementation projects. If revenues derived from professional service engagements increase as a percentage of total revenues in future periods, cost of revenues as a percentage of total revenues may also increase.

     Cost of software licenses consists principally of royalty payments to third parties for jointly developed products, software purchased from third parties for resale, and internal costs associated with the fulfillment of license sales. Cost of software licenses increased from $342,000, or 8% of software license revenues, for the quarter ended September 30, 1997 to $452,000, or 4% of software license revenues, for the quarter ended September 30, 1998. Cost of software licenses increased from $758,000, or 8% of software license revenues, for the nine months ended September 30, 1997 to $1.1 million, or 5% of software license revenues, for the nine months ended September 30, 1998. Cost of software licenses as a percentage of software license revenues may fluctuate from period to period due principally to the mix of sales of royalty-bearing software products in each period. Royalties associated with certain software products currently under development through joint business arrangements may cause the cost of software licenses to increase in future periods.

     Cost of services and maintenance consists primarily of personnel, facility and systems costs incurred in providing professional service consulting, training, and customer support services. Cost of services and maintenance decreased as a percentage of services and maintenance revenues from 61% and 68% for the three and nine months ended September 30, 1997, respectively, to 52% and 51% for the three and nine months ended September 30, 1998. This improved margin resulted from improved utilization of field service personnel, an increase in professional service rates, and reduced use of subcontractors.

OPERATING EXPENSES

  Sales and Marketing

     Sales and marketing expenses increased from $2.3 million, or 38% of total revenues, for the quarter ended September 30, 1997 to $5.7 million, or 33% of total revenues, for the quarter ended September 30, 1998. Sales and marketing expenses increased from $5.9 million, or 41% of total revenues, for the nine months ended September 30, 1997 to $13.2 million, or 34% of total revenues, for the nine months ended September 30, 1998. The dollar increase is attributable to the Company's continued expansion of its direct sales force, increased commission expense associated with higher revenues, continued investment in building an international direct sales force, and increased marketing expenses for the Company's expanded software product offerings. Sales and marketing expenses declined as a percent of total revenues due to higher percentage growth in revenues and efficiencies associated with the achievement of economies of scale.

  Research and Development

     Research and development expenses increased from $2.1 million, or 36% of total revenues, for the quarter ended September 30, 1997 to $4.2 million, or 24% of total revenues, for the quarter ended September 30, 1998. Research and development expenses increased from $4.9 million, or 34% of total revenues, for the nine months ended September 30, 1997 to $9.8 million, or 25% of total revenues, for the nine months ended September 30, 1998. Software product development expenditure increases are directly attributable to increases in the Company's staff of software engineers and consultants, and the associated infrastructure costs required to support software product development initiatives. The decline in research and development expenses as a percentage of revenues was due primarily to higher percentage growth in revenues.

  General and Administrative

     General and administrative expenses grew from $616,000, or 10% of total revenues, and $1.5 million, or 10% of total revenues, for the three and nine months ended September 30, 1997, respectively, to $1.8 million, or 10% of total revenues, and $4.0 million, or 10% of total revenues, for the three and nine months ended September 30, 1998, respectively. The increase in general and administrative expenses resulted primarily from increases in staffing, information systems, and related infrastructure to support the Company's growth and increases in administrative expenses associated with the operation of foreign subsidiaries.

  Charge for Acquired In-Process Research and Development/Amortization of Intangibles

     For the three months ended September 30, 1998, $13.9 million of the CAI purchase price was allocated to in-process research and development and charged to expense. The nine months ended September 30, 1998 also includes $3.7 million of the MSB purchase price, which was allocated to in-process research and development projects and charged to expense. For the three and nine months ended September 30, 1997, $2.6 million of the Menhir Limited ("Menhir") purchase price was allocated to in-process research and development and charged to expense. Amortization of the intangibles for the three and nine months ended September 30, 1998 of $482,000 and $613,000, respectively, is comprised of the amortization of acquired software and goodwill associated with the acquisition of Menhir in September of 1997, MSB in June of 1998, and CAI in September of 1998.

OTHER INCOME, NET

     The Company reported other income, net of $429,000 and $445,000 for the three and nine months ended September 30, 1997, respectively, and $896,000 and $1.7 million for the three and nine months ended September 30, 1998, respectively. The increase in other income was due to interest earned on cash invested from the proceeds of the Company's initial public offering in June of 1997 and subsequent public offering in May of 1998.

PROVISION FOR INCOME TAXES

     The Company has reported no income tax expense for any period. As of September 30, 1998, the net deferred tax asset of approximately $6.4 million was offset by a valuation allowance of a like amount. The comparable figure for December 31, 1997 was $3.4 million.

NET LOSS

     Due to the acquisition-related expenses associated with the MSB and CAI acquisitions, the Company reported net losses for the three and nine months ended September 30, 1998 of approximately $11.7 million, or $0.97 per share and $13.2 million, or $1.26 per share. Excluding acquisition-related expenses and amortization, the Company generated net income for the three and nine months ended September 30, 1998 of $2.7 million, or $0.20 per diluted share and $5.0 million, or $0.42 per diluted share, respectively. Also excluding acquisition-related expenses and amortization, this compares to a net loss of $117,000, or $0.01 per basic and diluted share and net loss of $1.4 million, or $0.33 per basic and diluted share for the three and nine months ended September 30, 1997, respectively. The operating results improved due to the increased growth of the Company's revenues, as compared with the growth of costs and expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $47.3 million in cash, cash equivalents, short-term and long-term investments at September 30, 1998, compared to $22.7 million at December 31, 1997. The Company maintains a line of credit of $2,000,000 that can be used for working capital requirements on an as-needed basis. Net accounts receivable grew from $11.1 million at December 31, 1997 to $18.8 million at September 30, 1998. The increase in net accounts receivable resulted from acquired receivables from CAI in September of 1998 and MSB in June of 1998 and the growth in customer licensing activity partially offset by increased cash collections. Unbilled revenue, which consists primarily of progress on software development contracts which is not billed until specified by a contract date or milestone, grew from $1.7 million at December 31, 1997 to $3.4 million at September 30, 1998.

     Cash provided by operating activities was $2.4 million for the nine months ended September 30, 1998, compared with a net cash usage of $6.6 million for the same period of 1997. Operating cash flows increased primarily due to increases in income before depreciation, amortization, and the charge for in-process research and development which were partially offset by a net decrease in working capital.

     Cash used for investing activities was $23.4 million in the nine months ended September 30, 1998, compared with net cash used of $8.7 million for the same period of 1997. The net cash used in investing activities in the 1998 period was $3.6 million in net proceeds from the sale of short-term and long-term investments, $21 million used in the acquisition of CAI, $1.2 million used in the acquisition of MSB, and $4.8 million used in capital expenditures. The net cash used in the comparable period of 1997 consisted of $5.1 million in purchases of short-term investments, $2.8 million used in the acquisition of Menhir, and $800,000 used in capital expenditures.

     Cash provided by financing activities was $49.5 million in the nine months ended September 30, 1998 compared to $33.1 million for the same period of 1997. In the 1998 period, the Company received $50.6 million in net proceeds from its secondary offering and $1.9 million in proceeds from the exercise of stock options, warrants and employee stock purchase plan arrangements. Also in the 1998 period, $19.0 million and $3.6 million of common stock and stock options for the Company's common stock were issued in connection with the CAI and MSB acquisitions, respectively. In the 1997 period, the Company received $34.2 million in net proceeds from its initial public offering and approximately $294,000 from the exercise of stock options.

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

     Uncertainty of Future Operating Results; Lengthy Sales Cycle; Fluctuations in Quarterly Results. Although the Company has experienced significant revenue growth in recent periods, such growth rates will not be sustainable and are not necessarily indicative of future operating results and operating margins. The Company's quarterly operating results have fluctuated significantly in the past and may vary significantly in the future. Future operating results will depend on many factors, including, among others, the growth of the Enterprise Application Integration ("EAI") software market, the size and timing of software licenses, the delay or deferral of customer implementations, the ability of the Company to maintain or increase market demand for the Company's products, the timing of new product announcements and releases by the Company, competition by existing and emerging competitors in the application integration software market, the ability of the Company to expand its direct sales force and develop indirect distribution channels, the Company's success in developing and marketing new products and controlling costs, budgeting cycles of customers, product life cycles, software defects and other product quality problems, the mix of products and services sold, decreased margins associated with higher expenses of subcontract labor, international operations, uncertainties in revenue recognition associated with the application of Statement of Position 97-2, and general domestic and international economic and political conditions. A significant portion of the Company's revenues has been, and the Company believes will continue to be, derived from a small number of relatively large customer contracts or arrangements, and the timing of revenue recognition from such contracts and arrangements has caused, and may continue to cause, material fluctuations in the Company's operating results, particularly on a quarterly basis. Quarterly revenues and operating results typically depend upon the volume and timing of customer contracts received during a given quarter, and the percentage of each contract which the Company is able to recognize as revenue during each quarter, each of which is difficult to forecast. In addition, as is common in the software industry, a substantial portion of the Company's revenues in a given quarter historically have been recorded in the third month of that quarter, with a concentration of such revenues in the last two weeks of the third month. To the extent this trend continues, any failure or delay in the closing of orders during the last part of any given quarter may have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, the timing of license revenue is difficult to predict because of the length and variability of the Company's sales cycle. The purchase of the Company's products by its customers typically involves a significant technical evaluation and commitment of capital and other resources, with the attendant delays frequently associated with customers' internal procedures to approve large capital expenditures and to test, implement and accept new technologies that affect key operations. This evaluation process frequently results in a lengthy sales process of several months and subjects the sales cycle associated with the purchase of the Company's products to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews. The length of the Company's sales cycle may vary substantially from customer to customer, particularly for customers within different vertical market segments. The Company's operating expense levels are relatively fixed and are based in part on expectations of future revenues. Consequently, any delay in the recognition of revenue from quarter to quarter could result in operating losses. To the extent that such operating expenses precede, or are not subsequently followed by, increased revenues, the Company's operating results may be materially adversely affected.

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

     Limited Operating History; History of Operating Losses; Accumulated Deficit. The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. Prior to 1996, the Company recorded only nominal product revenue, and the Company had not been profitable on an annual basis. At September 30, 1998, the Company had an accumulated deficit of approximately $24.7 million. The Company's prospects must be evaluated in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stage of their development. The new and rapidly evolving markets in which the Company operates makes these risks, uncertainties, expenses and difficulties particularly pronounced. In order to address these risks and uncertainties the Company must, among other things, successfully implement its sales and marketing strategy, expand its direct sales channels, develop its indirect distribution channels, respond to competitive and other developments in the application integration software market, attract and retain qualified personnel, continue to develop and upgrade its products and technology more rapidly than competitors, and commercialize its products and services to incorporate existing and future technologies. There can be no assurance that the Company will be able to successfully implement any of its strategies or successfully address these risks and uncertainties, or that the Company will be profitable in the future.

     Customer Concentration; Dependence Upon Financial Institutions Industry; Risks of New Targeted Market Segments. For the three and nine months ended September 30, 1997, the Company's largest customer accounted for 19% and 21%, respectively, of the Company's total revenues. For the three and nine months ended September 30, 1998, the Company's largest customer accounted for approximately 20% and 10%, respectively, of the Company's total revenues. In addition, to date the Company's revenues have been derived primarily from sales to large banks and financial institutions, which accounted for 72% of total revenues for the year ended December 31, 1997. In the first nine months of 1998, sales to banks and financial institutions accounted for approximately 60% of the Company's total revenues. This decline in the concentration of sales to banks and financial institutions was primarily the result of an increase in indirect channel license revenues and sales into other industry segments. There can be no assurance that these customers or other customers of the Company will continue to purchase the Company's products in the future. The Company's failure to add new customers that make significant purchases of the Company's products and services would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has limited experience in marketing its products to customers outside of the financial institutions industry. The additional market segments currently targeted by the Company are likely to have significantly different market characteristics than the financial institutions segment, and licensing NEONet products in such other segments may require pricing structures, sales methods, sales personnel, consulting services and customer support that differ from those previously used by the Company. There can be no assurance that the Company will be successful in achieving significant market acceptance or penetration in the additional segments targeted by the Company. If the Company is unsuccessful in penetrating additional vertical market segments, its future growth, financial condition and results of operations may be materially adversely affected.

     Product Concentration. A substantial portion of the Company's revenues have been attributable to licenses of NEONet and related services. The Company currently expects that revenues attributable to NEONet and related services will continue to account for a substantial majority of the Company's revenues at least through 1998. Accordingly, the Company's future operating results will be dependent upon the level of market acceptance of, and demand for, NEONet. The Company's future performance will, to a large extent, depend upon the successful development, introduction and customer acceptance of new and enhanced releases of NEONet and other products. There can be no assurance that the Company's products will achieve continued market acceptance or that the Company will be successful in marketing any new or enhanced products. In the event that the Company's current or future competitors release new products that have more advanced features, offer better performance or are more price competitive than NEONet, demand for the Company's products may decline. A decline in demand for NEONet as a result of competition, technological change or other factors may have a material adverse effect on the Company's business, financial condition and results of operations.

     Integration of Acquisitions and Joint Ventures. In the second and third quarters of 1998, the Company acquired MSB and CAI, and may from time to time acquire companies with complementary products and services. The Company's recent acquisitions, and any future acquisitions, may expose the Company to increased risks, including those associated with the assimilation of new operations and personnel, the diversion of financial and management resources from existing operations, and the inability of management to successfully integrate acquired businesses, personnel and technologies. Furthermore, there can be no assurance that the Company will be able to generate sufficient revenues from any such acquisition to offset associated acquisition costs, or that the Company will be able to maintain uniform standards of quality and service, controls, procedures and policies, which may result in the impairment of relationships with customers, employees, and new management personnel. Certain acquisitions may also result in additional stock issuances which could be dilutive to the Company's stockholders. The Company may also evaluate, on a case-by-case basis, joint venture relationships with complementary businesses. Any such joint venture investment would involve many of the same risks posed by acquisitions, particularly those risks associated with the diversion of resources, the inability to generate sufficient revenues, the management of relationships with third parties, and potential additional expenses, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Risks Associated with Expanding Distribution; Indirect Distribution Channel Risks. To date, the Company has sold its products primarily through the Company's direct sales force and has supported its customers with its technical and customer support staff. The Company's commissioned sales force has increased from one person in January 1996 to 47 people as of September 30, 1998. The Company's ability to achieve significant revenue growth in the future will depend in large part on its ability to recruit and train sufficient direct sales, technical and customer personnel, particularly additional sales personnel focusing on the new vertical market segments targeted by the Company's marketing strategy. The Company has at times experienced and continues to experience difficulty in recruiting qualified sales, technical and support personnel. The inability of the Company to rapidly and effectively expand its direct sales force and its technical and support staff could materially adversely affect the Company's business, financial condition and operating results.

     The Company believes that future growth also will depend upon its success in developing and maintaining strategic relationships with distributors, resellers, and systems integrators. The Company's strategy is to continue to increase the proportion of customers served through these indirect channels. Although sales through indirect channels accounted for less than 10% of total revenues in 1997, indirect sales increased to approximately 19% of the Company's total revenues for the first nine months of 1998. The Company is currently investing, and plans to continue to invest, significant resources to develop the indirect channel, which could adversely affect the Company's operating results if the Company's efforts do not generate license and service revenues necessary to offset such investment. The Company's inability to recruit and retain qualified distributors, resellers and systems integrators could adversely affect the Company's results of operations. The Company's success in selling into indirect distribution channels could also adversely affect the Company's average selling prices and result in lower gross margins, since lower unit prices are typically charged on sales through indirect channels.

     Risks Associated with International Operations. Sales of the Company's products outside of North America for the three and nine months ended September 30, 1998 represented approximately 27% and 30% of the Company's total revenues, respectively, compared with approximately 41% and 24%, respectively, for the three and nine months ended September 30, 1997. The Company continues to expand its international operations, and these efforts require significant management attention and financial resources, as well as the development of international versions of the Company's products. The Company has committed resources to the opening of international sales offices and the expansion of international sales and support channels. There can be no assurance that the Company's efforts to develop and expand international sales and support channels will be successful. International sales are subject to a number of risks, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, the burden of complying with a variety of foreign laws, greater difficulty in accounts receivable collection, potentially adverse tax consequences, currency fluctuations, the imposition of currency exchange or price controls, and political and economic instability abroad. Additionally, intellectual property may be more difficult to protect outside of the United States. If the Company increases its international sales, its total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world. In addition, the market for application integration software outside of North America is not as developed and there can be no assurance that it will grow at the same rate as in North America or that, if it does develop rapidly, the Company will be successful in such international markets.

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

     Management of Growth. The Company is currently experiencing a period of rapid growth that has placed and is expected to continue to place a strain on the Company's administrative, financial and operational resources. From January 1, 1996 through September 30, 1998, the size of the Company's staff has increased from 35 to 546 full-time equivalent employees. This includes approximately 190 employees added as a result of the September 1998 acquisition of CAI. Except for George F. (Rick) Adam, Jr., the Company's Chief Executive Officer, and Harold A. Piskiel, the Company's Chief Technology Officer, all of the Company's senior management joined the Company in 1996 or 1997. In addition, the Company has expanded geographically by adding sales personnel in various locations, including New York City, Chicago, San Francisco, Philadelphia, Boston, Atlanta, Dallas, London, England and Sydney, Australia. The Company may further expand into these regions or into others through internal growth or through acquisitions of related companies and technologies. Such expansion may strain management's ability to successfully integrate its operations throughout these regions. Any additional growth within a short time period may divert management attention from day-to-day operations, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The success of the Company's products will depend on various factors, including the ability to integrate the Company's products with multiple platforms as compared to competitive offerings, the portability of the Company's products, particularly the number of hardware platforms, operating systems and databases that the Company's products can source or target, the integration of additional software modules under development with existing products, and the Company's management of software development being performed by third-party developers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to these technological changes, shifting customer preferences, or evolving industry standards, or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products. If the Company is unable to develop and introduce new products or enhancements of existing products in a timely manner or if the Company experiences delays in the commencement of commercial shipments of new products and enhancements, the Company's business, operating results and financial condition could be materially adversely affected.

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

     Protection of Intellectual Property; Risks of Infringement. The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company relies on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect its proprietary rights. The Company presently has no patents, but has three patent applications pending. Despite the Company's efforts to protect its proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. Moreover, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. In addition, attempts may be made to copy or reverse engineer aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Accordingly, there can be no assurance that the Company will be able to protect its proprietary rights against unauthorized third-party copying or use, which could materially adversely affect the Company's business, operating results or financial condition. Moreover, there can be no assurance that others will not develop products that infringe upon the Company's proprietary rights, or that are similar or superior to those developed by the Company. Policing the unauthorized use of the Company's products is difficult and litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition or results of operations.

     There can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that application integration software developers will increasingly be subject to infringement claims as the number of products in different industry segments overlap. In this regard, the Company is aware that one of its competitors has a U.S. patent covering certain aspects of publish/subscribe messaging systems. This competitor has invited the Company to consider discussing a license under its patent. The Company believes its NEONet product does not infringe any valid claim of the patent. However, any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect upon the Company's business, financial condition and operating results. There can be no assurance that such royalty or licensing agreements, if required, would be available on terms acceptable to the Company, or at all. Moreover, the cost of defending patent litigation could be substantial, regardless of the outcome. There can be no assurance that legal action claiming patent infringement will not be commenced against the Company, or that the Company would necessarily prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. In the event a patent claim against the Company was successful and the Company could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, the Company's business, financial condition and results of operations may be materially adversely affected.

     Impact of the Year 2000 Event. Many installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than 15 months, computer systems and/or software products used by many companies may need to be upgraded to comply with such year 2000 requirements. While the Company has assessed its products, services and internal systems, certain internal financial packages have not yet been implemented and may require further assessment by the Company. The Company believes it is currently expending sufficient resources to review its product and services, as well as its internal management information system in order to modify those products, services and systems that are not year 2000 compliant. The Company expects such modifications will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. There can be no assurance, however, that the Company will be able to modify timely and successfully such products, services and systems to comply with the year 2000 requirements, which could have a material adverse effect on the Company's operating results. Moreover, the Company believes that some customers may be purchasing the Company's products as an interim solution to their year 2000 needs until their current suppliers reach compliance. Conversely, year 2000 issues could cause a significant number of companies, including current customers of the Company, to reevaluate their current system needs and as a result consider switching to other systems and suppliers. In addition, the Company has not yet completed its assessment of certain earlier versions of the Company's product which are still implemented at certain customer sites. Any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition. Furthermore, there can be no assurance that these or other factors relating to the year 2000 compliance issues, including litigation, will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                         PART II. -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

     Effective September 1, 1998, the Company issued an aggregate of 440,031 unregistered shares to the shareholders of CAI in exchange for all the outstanding capital stock of CAI (the "CAI Transaction"). The shares were issued without registration in reliance upon the exemption set forth under Regulation D of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

     (a) Exhibits

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          10             -- Share Acquisition Agreement relating to the CAI
                            Transaction (incorporated by reference to the Company's
                            Form 8-K filed on October 14, 1998).
          27.1           -- Financial Data Schedule

     (b) (1) A report on Form 8-K was filed on October 14, 1998 relating to the CAI Transaction.

         (2) A report on Form 8-K was filed on August 14, 1998 relating to the Preferred Share Rights Agreement.

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

Date: November 16, 1998

                                 EXHIBIT INDEX

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10              -- Share Acquisition Agreement relating to the CAI
                            Transaction (incorporated by reference to the Company's
                            Form 8-K filed on October 14, 1998).
         27.1            -- Financial Data Schedule