Form 10-K
period 1998-12-31
NEW ERA OF NETWORKS INC
filed 1999-03-30
CIK 1028339

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   Form 10-K
                             ---------------------
(MARK ONE)
      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

               7400 EAST ORCHARD ROAD, ENGLEWOOD, COLORADO 80111
              (Address of principal executive offices) (zip code)
       Registrant's telephone number, including area code: (303) 694-3933

                             ---------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, $.0001 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ]

     As of March 8, 1999, there were 30,739,744 shares of the Registrant's common stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on March 8, 1999) was approximately $1,762,255,250. Shares of the Registrant's common stock held by each executive officer and director of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           NEW ERA OF NETWORKS, INC.

        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.   Business....................................................      2
          Factors That May Affect Future Results......................     10
Item 2.   Properties..................................................     16
Item 3.   Legal Proceedings...........................................     16
Item 4.   Submission of Matters to a Vote of Security Holders              17
            Executive Officers of Registrant..........................
                                   PART II
Item 5.   Market for Registrant's Common Equity and Related                20
            Stockholder Matters.......................................
Item 6.   Selected Consolidated Financial Data........................     21
Item 7.   Management's Discussion and Analysis of Financial Condition      22
            and Results of Operations.................................
Item 7A.  Quantitative and Qualitative Disclosures About Market            30
            Risk......................................................
Item 8.   Financial Statements and Supplementary Data.................     31
Item 9.   Changes in and Disagreements with Accountants on Accounting      31
            and Financial Disclosure..................................
                                  PART III
Item 10.  Directors and Executive Officers of the Company.............     31
Item 11.  Executive Compensation......................................     31
Item 12.  Security Ownership of Certain Beneficial Owners and              31
            Management................................................
Item 13.  Certain Relationships and Related Transactions..............     31
                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form      32
            8-K.......................................................
          Signatures..................................................     34
          Consolidated Financial Statements...........................    F-1

New Era of Networks, Inc., NEON, NEONet, Rapport, Application Integration, NEONimpact, NEONsecure, NEONadapter, NEON Physician Access, NEON Trading System and Sentinel are trademarks of NEON. MQSeries is a registered trademark and MQSeries Integrator is a trademark of International Business Machines Corporation. This Form 10-K also contains trademarks and trade names of other companies.

                                     PART I

     This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements made within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Results" on pages 10 through 16 in this Form 10-K. Readers should not unduly rely on forward-looking statements, which reflect only the opinion of NEON as of the date hereof. Unless required by law, NEON undertakes no obligation to revise forward-looking statements. Readers should also carefully review the risk factors set forth in other reports or documents NEON files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1. BUSINESS.

OVERVIEW

     New Era of Networks, Inc. ("NEON") develops, markets and supports enterprise application integration ("EAI") software and services. Our architectural platform provides organizations with a structured software platform for the rapid and efficient integration and ongoing maintenance of disparate systems and applications across the enterprise. Our packaged software solutions support EAI across popular hardware platforms, operating systems, and database types. NEON has four product offerings: MQSeries Integrator, NEON Integration Adapters, NEON Integration Options and NEON Integration Applications. Through December 31, 1998, we shipped products or provided services (including products and services acquired) to approximately 700 customers worldwide.

RECENT DEVELOPMENTS

     Stock Split. On December 2, 1998, we effected a two-for-one stock split in the form of a 100% stock dividend to stockholders of record as of November 23, 1998. All information in this Form 10-K reflects such two-for-one stock split.

     Public Offerings. In May 1998, we sold 4,757,000 shares of our common stock to the public at a price of $11.38 per share and received net proceeds of $50.6 million. In December 1998, we sold 4,780,000 shares of our common stock to the public at a price of $34.00 per share and received net proceeds of $153.7 million.

     Acquisitions. In September 1998, we acquired all the outstanding capital stock of Century Analysis Incorporated ("CAI") for an aggregate purchase price of $41.0 million, of which $23.0 million was paid in cash and approximately $18.0 million was paid through the issuance of 880,062 shares of common stock. In connection with the acquisition, we assumed all options outstanding under CAI's option plan. In December 1998, an additional 391,138 shares of common stock valued at $15.6 million were issued to the shareholders of CAI upon the achievement of certain performance criteria. CAI is a software manufacturer that has provided solutions since 1975 for productivity, connectivity and information management.

     In addition, in June 1998 we acquired all of the outstanding capital stock of MSB Consulting Limited, a corporation organized under the laws of the United Kingdom. In February 1999, we acquired all of the capital stock of D & M (Asia) Ltd. and Database & Management (S) Pte. Ltd., two sister corporations organized under the laws of Hong Kong and Singapore, respectively.

     We accounted for these acquisitions under the purchase method of accounting. See Note 3 of Notes to unaudited Consolidated Financial Statements.

PRODUCTS AND SERVICES

     We offer software products and related services that allow organizations to integrate information from disparate systems across the enterprise.

     The NEON EAI suite of products is comprised of four main product categories:

MQSeries Integrator

     MQSeries Integrator. MQSeries Integrator, formerly known as MQIntegrator, combines IBM's MQSeries, a robust messaging and queuing foundation, with NEON's Rules Engine and Formatter to give customers a comprehensive and powerful solution for application integration. We have a multi-year joint development, marketing and reselling agreement with IBM whereby the MQSeries Integrator product is a product offering of both NEON and IBM.

     NEON Rules Engine. The NEON Rules Engine provides enterprise users with a content-based, transaction routing system. This enables real-time routing of transactions based on easily modifiable business rules and the contents of each message. The rules engine provides message creation and dispatch of multiple, new, independently formatted, and delivered messages to multiple destinations or processes from a single input message.

     NEON Formatter. The NEON Formatter dynamically transforms messages to multiple required formats, allowing heterogeneous applications to communicate seamlessly. Each transaction reaches each recipient in the recipient's native format, regardless of the underlying database.

NEON Integration Adapters

     Building on the power of the MQSeries Integrator core technology, we preload packaged software format libraries from leading packaged applications into the Formatter, further enhancing the ease and speed of installation and integration of these applications.

     NEON PeopleSoft Integration Libraries. The NEON PeopleSoft Integration Libraries provide a flexible solution to integrating with PeopleSoft applications. NEON PeopleSoft Integration Libraries supply journal entry data from a wide range of sources, such as manufacturing, inventory, and other applications.

     NEON SAP Integration Libraries. The NEON SAP Integration Libraries extend the concept of Application Link Enabling (ALE) integration out to the enterprise. Our SAP Integration Libraries facilitate data conversion, data validation, and data enrichment. Our MQIntegrator and the SAP Integration Libraries handle business-oriented, rules-based control of how and when data flows between legacy, third party, or other ERP (i.e., Enterprise Resource Planning) applications and SAP R/3.

     NEON S.W.I.F.T. Integration Libraries. The NEON S.W.I.F.T. Integration Libraries simplify complex tasks and reduce the time and effort required to accept and reformat messages to a customer's own application. As businesses change and evolve, our customers can customize the S.W.I.F.T. Integration Libraries to meet the challenges of message reformatting on a global basis.

NEON Integration Options

     NEONweb. NEONweb is a complementary module to the MQSeries Integrator. It provides a browser interface to back-end applications, giving users the ease-of-use of a browser with information access of EAI.

     NEONimpact. NEONimpact is an interface engine for healthcare that supports the healthcare standards and regulations such as HL7, CL7 and HIPAA.

     NEONsecure. NEONsecure provides users with single sign-on security to the back-end systems in the enterprise. Taking an EAI approach, NEONsecure provides users with access to all applications that they have rights to.

NEON Integration Applications

     NEON Business EventManager. NEON Business EventManager is an EAI product that facilitates integration based on business processes or events. This product enables business analysts to make decisions or rules in typical business language without having to deal with technical architecture.

     NEON Rapport. NEON Rapport integrates client and customer files and systems across the financial enterprise. By breaking down product and services boundaries, Rapport manages client and contact relationship information. Rapport also allows banks and securities firms to migrate to a client-focused strategy, which provides a global resource for all client relationships.

     NEON Physician Access. NEON Physician Access allows medical personnel to use a web browser to access patient information from multiple applications, including patient lists, client fact sheets, radiology test results, and Rx profiles.

     NEON Trading System. NEON Trading System is a modular set of financial services products, including a pricing system, order routing system, position keeping system, and relationship management system.

  Products Under Development

     NEON Enterprise ProcessExecutive. NEON Enterprise ProcessExecutive is a comprehensive business process automation and workflow system for the business enterprise. Enterprise ProcessExecutive provides a tool for modeling and monitoring business processes across complex organizations. Process flows can be directed across the enterprise, based on the results of defined required activities. Enterprise ProcessExecutive builds upon the core MQSeries Integrator functionality to provide valuable cost management capabilities, with a number of defined events that may be discrete, associated, related, or collective. Each NEON Enterprise ProcessExecutive purchase requires a license of MQSeries Integrator. We expect to commercially release Enterprise ProcessExecutive in mid-1999.

  Customer Services

     Maintenance and Support. We offer an array of support services that focus on reporting and tracking work requests from customers. Our maintenance and support service offers a seven-day a week, twenty-four hour a day customer hotline.

     Professional Services. We provide for NEON software installations and consulting services, as well as generalized consulting on the design and development of enterprise-wide application integration utilizing our expertise in client/server, Internet/intranet and database management technologies. We offer these professional services often in conjunction with other professional service organizations and system integrations.

     Fee-based Training Services. We offer our customers, for an additional fee, comprehensive training in our software products. These courses are conducted at our principal corporate facilities in Englewood (Colorado), New York City, Pacheco (California) and London, as well as at customer locations on request. In addition, our partners plan to provide fee-based training services on which we will receive a royalty.

SALES AND MARKETING

     We currently market our software and services primarily through our direct sales organization, complemented by indirect sales channels. As of December 31, 1998, our direct sales force included 54 commissioned sales representatives located in 12 U.S. states, London, Prague, and Sydney. In addition, our multi-tiered channel program provides additional sales channels for jointly marketed products. As part of this strategy, we have established distribution relationships with strategic hardware vendors, database providers, software and toolset developers, systems integrators and implementation consultants, including companies designing software, database packages, and hardware integration and consulting services. We have also developed alliances with key solution providers to targeted vertical industry sectors, including financial services, health care, telecommunications, and manufacturing.

     We believe that future growth also will depend upon our success in developing and maintaining strategic relationships with distributors, resellers, and systems integrators. Our strategy is to continue to increase the proportion of customers served through these indirect channels. We are currently investing, and plan to continue to invest, significant resources to develop our indirect channels, which could adversely affect our operating results if our efforts do not generate license and service revenues necessary to offset such investment. Our inability to recruit and retain qualified distributors, resellers and systems integrators could adversely affect our results of operations. Our success in selling into these indirect distribution channels could also adversely affect our average selling prices and result in lower gross margins, since lower unit prices are typically charged on sales through indirect channels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 8 of Notes to Consolidated Financial Statements.

STRATEGIC RELATIONSHIPS

     Our strategy has been to expand our indirect channel relationships with strategic partners including third-party distributors, systems integrators and resellers. Examples of certain of our key strategic relationships include:

          IBM. We entered into a multi-year joint development, marketing and reselling arrangement with IBM in the fourth quarter of 1997 for the MQIntegrator product. MQSeries Integrator combines NEON's Rules Engine and Formatter components with IBM's MQSeries messaging product. MQSeries Integrator is sold as a standard product offering by both IBM and us. In January 1999, the UNIX and NT versions of MQIntegrator were branded by IBM as MQSeries Integrator. In 1998, revenues from IBM sales of MQIntegrator accounted for approximately 13% of our software license revenues. See "Factors that May Affect Future Operating Results -- Software license revenue growth is increasingly dependent on our relationship with IBM."

          PeopleSoft. We entered into a multi-year joint development, marketing and reselling arrangement with PeopleSoft in the first quarter of 1998 for the Business EventManager product. Business EventManager is sold as a standard product offering from both companies as the solution to more rapidly implement PeopleSoft's application solutions.

          Candle Corporation. We entered into a multi-year marketing and reselling arrangement with Candle Corporation in the first quarter of 1998 for products from both companies. Candle Corporation will integrate the NEON's Rules Engine and Formatter components product into Roma Candle, a proprietary software product of Candle Corporation, as a standard product offering. In addition, we agreed to market and sell certain Candle products to further enhance our product suite.

          Hewlett-Packard Nederland B.V. Through our recent acquisition of CAI, we assumed a five-year agreement between CAI and Hewlett-Packard Nederland B.V. Under this agreement, Hewlett-Packard Nederland B.V. markets and resells CAI products in the Netherlands.

     We have recently expanded our presence in the Enterprise Resource Planning
(ERP) market through the signing of contracts with The Coca-Cola Company, Pitney Bowes, Tivoli Systems, Monsanto Company and Industrial Bank of Japan. Each of these customers has selected NEON's MQIntegrator for their SAP R/3 integration.

     In addition, the Company has reseller and joint marketing relationships with approximately 30 technology companies worldwide.

TECHNOLOGY

     Our product suite and services are primarily targeted at enabling and facilitating the cooperation and inter-operation of multiple applications of widely differing design and developmental generations. NEON's EAI products operate on a heterogeneous mix of hardware and underlying software platforms, utilizing existing transaction management capabilities found in the underlying operating environments.

     Our core technologies have been integrated into an enterprise level information broker architecture that leverages the benefits of individual modules to deliver the following additional benefits:

     - employs dynamic formatting and guaranteed delivery to abstract the translation and delivery of information across applications;

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

     - provides independent scalability across all modules to service information-intensive enterprises;

     - combines implicitly asynchronous architecture and high reliability to permit all nodes of a network to operate at enhanced efficiency;

     - operates transparently over the wide range of computing hardware, network and operating software often found in today's information technology environments.

     Our Rapport product provides an integrated customer contact and status application utilizing client/server, relational database, and web browser technology, which integrates customer information, contact and financial data.

PROPRIETARY TECHNOLOGIES

     Rules Engine, NEON Rules. The Rules Engine combines the ability to support the high degree of expressiveness and flexibility of a Boolean logic model with predictable performance, previously available only in significantly less functional single field evaluation models. In addition, the Rules Engine is capable of supporting a high number of rules without suffering performance degradation. The Rules Engine examines the value of any field, or group of fields found in or derivable from the message using Boolean operators to determine subsequent actions. Using either the NEON Graphical User Interface ("GUI") panels, or Application Program Interfaces ("APIs") provided by the Rules Engine for programmatic rules updates, subscribers can assert rules that will cause the Rules Engine to select only those instances of messages that meet their particular needs and specify their format and delivery instructions.

     Formatter, NEON Formatter. Applications exchanging data rarely use the same format even though the data may have consistent semantic meaning. Existing commercial reformatter tools, whether script or GUI-based, are typically procedural in nature, requiring that each conversion from one format to another be individually coded into the tool. This is particularly true when such applications are a mix of legacy, purchased, and newly developed applications. Accomplishing reformatting in the delivery layer frees programmers from having to manually code all of the transformations. The Formatter uses a declarative architecture, meaning that format structures and rules themselves are described during configuration and stored in a format repository. Conversion of one format to another is derived at execution time by the Formatter. The Formatter can interpret and build a wide range of fixed, variable, and recursive formats including proprietary and standard, and can derive as well as transform data using calculations, tables and exits.

     Messaging and Queuing. NEON's Messaging and Queuing technology provides a fast, simple and portable cross-platform guaranteed delivery messaging and queuing mechanism without the need to poll queues. A program sends a message to another by simply naming the target and sending it to the subscribing application. The sending program no longer needs to be concerned about the recipient's characteristics or even if it is currently available. The message is queued locally and is a recoverable component of the sender's transaction, which is then able to continue processing. A receiving program obtains one or more messages from the subscribing application as the messages become available or when the receiving program becomes available. The receipt of the message then becomes a recoverable component of the receiver's transaction, and the delivery of messages is guaranteed as to uniqueness and order.

RESEARCH AND DEVELOPMENT

     We have made substantial investments since inception in research and development. We first introduced NEONet in January 1996, and released new versions periodically throughout 1996, 1997 and 1998. Each new version of NEONet consisted of substantially rewritten code providing greater functionality, higher performance and greater integration capabilities. A version of NEONet incorporating IBM's MQSeries was introduced in May 1998 and named MQIntegrator. Subsequently, an IBM-branded version was released, called MQSeries Integrator.

     Our research and development efforts are focused primarily on the extension of MQSeries Integrator's capabilities, additional hardware, operating system and network platform support, the development of additional functionality and libraries for targeted vertical markets, and quality assurance and testing. Our research and development staff is also engaged in advanced development efforts to exploit our core technology and expand the markets for our products. These areas include, for example, development of rules-based programming tools to replace conventional application logic, dynamic generation of interfaces between existing technology layers, and event-driven workflow dispatching and routing. We make available new product releases approximately every six months. This provides a means to disseminate features and functions requested by customers as we continue to address specific targeted markets. In addition, we believe that this discipline spurs continual innovation and quality control throughout the development and quality assurance organizations. As of December 31, 1998, our research and development staff consisted of 208 persons. Our research and development expenditures in 1998, 1997 and 1996 were approximately $15.8 million, $7.7 million and $3.7 million, respectively, and represented 24%, 34% and 51% of total revenues, respectively, during such periods.

     To extend the interoperability of our products, we are currently developing NEON OpenBroker, a gateway between MQSeries Integrator and other products including Microsoft MSMQ, Object Request Brokers (ORBs), Transaction Processing
(TP) Monitors, and a variety of other products and architectures.

     The markets for our products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. Our future success will depend to a substantial degree upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. We budget for research and development based on planned product introductions and enhancements. Actual expenditures, however, may significantly differ from budgeted expenditures. Inherent in the product development process are a number of risks. The development of new, technologically advanced software products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The introduction of new or enhanced products also requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns, as well as ensure that adequate supplies of new products can be delivered to meet customer demand. There can be no assurance that we will successfully develop, introduce or manage the transition to new products. We have in the past, and may in the future, experience delays in the introduction of our products, due to internal and external factors. Any future delays in the introduction or shipment of our new or enhanced products, the inability of such products to gain market acceptance or problems associated with new product transitions could adversely affect our results of operations, particularly on a quarterly basis.

COMPETITION

     We compete in markets that are intensely competitive and are expected to become more competitive as current competitors expand their product offerings and new competitors enter the market. Our current competitors include a number of companies offering one or more solutions to the application integration problem, some of which are directly competitive with our products. We have faced competition for product sales with the following entities:

  Internal Information Technology Departments.

     "In-house" Information Technology departments of potential customers have developed or may develop systems that substitute for some or all of the functionality offered by our products. We expect that internally developed application integration systems will continue to be a principal source of competition for the foresee-able future. In particular, it can be difficult to sell our products to a potential customer whose internal development group has already made large investments in and progress towards completion of systems that our products are intended to replace.

  Software Vendors.

     We face competition from a variety of vendors offering EAI capabilities, including TSI International Software Ltd., Active Software, Software Technologies Corporation and Vitria Technology, Inc. Other software companies target the EAI market through various alternative technological solutions, such as data synchronization, transaction monitoring, and subject-based publish/subscribe messaging systems. Some vendors also sell software that competes with only one of our products, but could be expanded or enhanced. For example, Microsoft, BEA Systems and others provide messaging and queuing solutions that compete with the NEON Messaging and Queuing module, but in the future these vendors could elect to provide a more complete integration solution that would also compete with NEON's dynamic formatting and rules-based engine modules. We also face competition from relational database vendors such as Oracle, Informix, Sybase and Microsoft.

  System Integrators and Professional Service Organizations.

     These entities design and develop custom systems and perform custom integration of systems and applications. Certain of these firms may possess industry specific expertise or reputations among potential customers. These systems integrators and consulting firms can resell our products and may engage in joint marketing and sales efforts with us. We rely upon these firms for recommendations of our products during the evaluation stage of the purchase process, as well as for implementation and customer support services. These systems integrators and consulting firms may have similar, and often more established, relationships with our competitors, and there can be no assurance that these firms will not market or recommend software products that are competitive with our products.

     Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition, and a larger installed base of customers than we may have. Many of our competitors may also have well-established relationships with our current and potential customers. In addition, many of these competitors have extensive knowledge of the application integration industry, and are capable of offering a single-vendor solution. As a result, our competitors may be in a better position than we are to devote significant resources toward the development, promotion and sale of their products. They may also respond more quickly to new or emerging technologies and changes in customer requirements. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that the competition will increase as a result of software industry consolidations. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors, or that competitive pressure we face will not materially adversely affect our business, financial condition and results of operations.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND LICENSES

     We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have no patents, but we have three patent applications pending.

     Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. Moreover, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. In addition, attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, there can be no assurance that we will be able to protect our proprietary rights against unauthorized third-party copying or use, which could materially adversely affect our business, operating results or financial condition. Moreover, there can be no assurance that others will not develop products that infringe our proprietary rights, or that are similar or superior to those developed by us. Policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations.

     We also rely on certain technology that we license from third parties, including software that is integrated with internally developed software and used in our products to perform certain functions.

     There can be no assurance that these third-party technology licenses will continue to be available to us on commercially reasonable terms. If we lose, or are unable to maintain any of these technology licenses, it could result in delays or reductions in product shipments until equivalent technology could be identified, licensed and integrated. Any such delays or reductions in product shipments would materially adversely affect our business, financial condition and results of operations.

     As is common in the software industry, we from time to time receive notices from third parties claiming infringement by our products of such third parties' proprietary rights. There can be no assurance, that third parties will not claim infringement by us with respect to current or future products. We expect that application integration software developers will increasingly be subject to infringement claims as the number of products in different industry segments overlap. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our business, financial condition and operating results. There can be no assurance that such royalty or licensing agreements, if required, would be available on terms acceptable to us, or at all. Moreover, the cost of defending patent litigation could be substantial, regardless of the outcome. There can be no assurance that legal action claiming patent infringement will not be commenced against us, or that we would necessarily prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. In the event a patent claim against us was successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, our business, financial condition and results of operations would be materially adversely affected.

     We are aware that a number of organizations are utilizing the names Neon and New Era as either a trademark or tradename or both. In December 1998, we filed a Declaratory Judgment Action in the Federal District Court for Colorado to resolve the use of the trademarks "NEON," New Era of Networks, Inc., NEONet and NEONSOFT. Such claims or any additional claims against us alleging trademark or tradename infringement could be time consuming and result in costly litigation. A successful claim regarding the infringement of a trademark and/or tradename could result in substantial monetary damages against us or an injunction prohibiting our use of the particular trademark or tradename. Any such injunction could materially adversely affect our corporate or product name recognition and marketing efforts. Accordingly, any monetary damages or injunction could have a material adverse effect upon our business, financial condition and results of operations.

EMPLOYEES

     As of December 31, 1998, we employed 601 persons, including 89 in sales, marketing and field operations, 208 in research and development, 104 in finance, legal, information systems and administration and 200 in client services. Of these, 99 are located in the United Kingdom, seven are located in Australia, four are located in the Czech Republic and the remainder are located in the United States. None of our employees is represented by a labor union. We have experienced no work stoppages and believe our relationship with our employees is good.

     Our future success will depend in large part upon the continued service of our key technical, sales and senior management personnel, none of whom is bound by an employment agreement. The loss of any of our senior management or other key research, development, sales and marketing personnel, particularly if lost to competitors, could have a material adverse effect on our business, operating results and financial condition. In particular, the services of George F. (Rick) Adam, Jr., Chief Executive Officer, and Harold Piskiel, Chief Technology Officer, would be difficult to replace. There is significant competition for employees with the skills required to perform the services offered by us and there can be no assurance that we will be able to continue to attract and retain sufficient numbers of highly skilled employees. We have in the past experienced, and expect in the future to experience, a significant time lag between the date on which technical and sales personnel are hired and the time at which persons become fully productive. If we are unable to manage the post-sales process effectively, our ability to attract repeat sales or establish strong account references could be adversely affected, which may materially affect our business, financial condition and results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     As described by the following factors, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

  Our operating results fluctuate significantly and we may not be able to maintain our historical growth rates.

     Although we have had significant revenue growth in recent quarters, such growth rates may not be sustainable, and you should not use these past results to predict future operating margins and results. Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future. Our future operating results will depend on many factors, including the following:

     - the continued growth of the Enterprise Application Integration ("EAI") software market;

     - the size of the orders for our products, and the timing of such orders;

     - potential delays in our implementations at customer sites;

     - continued development of indirect distribution channels;

     - increased demand for our products;

     - the timing of our product releases;

     - competition;

     - the effects of global economic uncertainty on capital expenditures for software;

     - the effects of Year 2000 issues on software purchases.

     Quarterly revenues and operating results depend upon the volume and timing of customer contracts received during a given quarter, and the percentage of each contract which we are able to recognize as revenue during each quarter, each of which is difficult to forecast. In addition, as is common in the software industry, a substantial portion of our revenues in a given quarter historically have been recorded in the third month of that quarter, with a concentration of such revenues in the last two weeks of the third month. If this trend continues, any failure or delay in the closing of orders during the last part of a quarter will have a material adverse effect on our business.

     As a result of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not a good predictor of our future performance. If our future operating results are below the expectations of stock market analysts, our stock price may decline.

  Software license revenue growth is increasingly dependent on our relationship with IBM.

     Our revenue growth in 1998, and in particular the fourth quarter, reflected strong sales of the MQIntegrator through IBM's distribution and reseller channel. In 1998, royalty revenue from IBM sales of MQIntegrator accounted for approximately 13% of our total software license revenues. We expect that IBM will account for an increasing percentage of our software license revenue in 1999. Any delay or shortfall in such revenues from IBM could have a material adverse effect on our business and operating results.

  If our sales cycle is longer than we anticipate, our operating results may suffer.

     Our customers typically take a long time to evaluate our products. Therefore the timing of license revenue is difficult to predict. A sale of our products to a customer typically involves a significant technical evaluation and a commitment of capital and other resources by the customer. This evaluation process frequently results in a sales cycle that lasts several months. Additional delays are caused by customers' internal procedures to approve large capital expenditures and to test, implement and accept new technologies that affect key operations within their organization. Our operating expense levels are relatively fixed in the short-term and are based in part on expectations of future revenues. Consequently, any delay in the recognition of revenue due to a longer sales cycle caused by these factors could result in operating losses.

  We have a short operating history and a history of operating losses.

     An investor in our common stock must evaluate the risks, uncertainties, expenses and difficulties frequently encountered by early stage companies in rapidly evolving markets. We have had only a limited operating history upon which an evaluation of our Company and its prospects can be based. Prior to 1996, we recorded only nominal product revenue, and we have not been profitable on an annual basis. At December 31, 1998, our Company had an accumulated deficit of approximately $20 million (which includes acquisition-related costs). To address these risks and uncertainties, we must do the following:

     - successfully implement our sales and marketing strategy;

     - expand our direct sales channels;

     - further develop our indirect distribution channels;

     - respond to competition;

     - continue to attract and retain qualified personnel;

     - continue to develop and upgrade our products and technology more rapidly than competitors;

     - commercialize our products and services with future technologies.

     We may not successfully implement any of our strategies or successfully address these risks and uncertainties. Even if we accomplish these objectives we may not be profitable in the future.

  Failure to add customers or expand into new markets may have a material adverse effect on our business.

     A significant portion of our revenue has come from a small number of large purchasers. For example, in 1998 our top ten customers accounted for 38% of total revenues. In 1998, Industrial Bank of Japan accounted for approximately 10% of our total revenues. Historically, our revenues have been derived primarily from sales to large banks and financial institutions. For example, sales to large banks and financial institutions accounted for 57% of total revenues in 1998 and approximately 72% of total revenues in 1997. These customers or other customers may not continue to purchase our products. Our failure to add new customers that make significant purchases of our products and services would have a material adverse effect on our business, financial condition and results of operations.

     While we have developed experience marketing our products to financial institutions, we have less experience with other vertical market segments. New market segments that we are currently targeting are likely to have significantly different characteristics than the financial institutions segment. As a result, we may change our pricing structures, sales methods, sales personnel, consulting services and customer support. We may not be successful in selling our products and services to the additional segments targeted. Our inability to expand sales of our products and services into these additional markets will materially adversely affect our business.

  Our growth is dependent upon the successful development of our direct and indirect sales channels.

     We sell our products primarily through our direct sales force and we support our customers with our internal technical and customer support staff. We will continue to rely on our ability to recruit and train additional sales people and qualified technical support personnel. Our ability to achieve significant revenue growth in the future will greatly depend on our ability to recruit and train sufficient technical, customer and direct sales personnel, particularly additional sales personnel focusing on the new vertical market segments that we target. We have in the past and may in the future experience difficulty in recruiting qualified sales, technical and support personnel. Our inability to rapidly and effectively expand our direct sales force and our technical and support staff could materially adversely affect our business.

     We believe that future growth also will depend on developing and maintaining successful strategic relationships with distributors, resellers, and systems integrators. Our strategy is to continue to increase the proportion of customers served through these indirect channels. We are currently investing, and plan to continue to invest, significant resources to develop these indirect channels. This could adversely affect our operating results if these efforts do not generate license and service revenues necessary to offset such investment. Also, our inability to recruit and retain qualified distributors, resellers and systems integrators could adversely affect our results of operations. Another risk is that because lower unit prices are typically charged on sales made through indirect channels, increased indirect sales could adversely affect our average selling prices and result in lower gross margins.

  Our operating results are substantially dependent on our suite of EAI products.

     A substantial majority of our revenues come from the NEON EAI suite of products and related services, and we expect this pattern to continue. Accordingly, our future operating results will depend on the demand for our suite of EAI products and related services by future customers, including new and enhanced releases that are subsequently introduced. There can be no assurance that the market will continue to demand our current products or that we will be successful in marketing any new or enhanced products. If our competitors release new products that are superior to our products in performance or price, demand for our products may decline. A decline in demand for NEON as a result of competition, technological change or other factors would have a material adverse effect on our business, financial condition and results of operations.

  Inability to integrate acquired companies may increase the costs of recent acquisitions.

     We may from time to time acquire companies with complementary products and services in the application integration or other related software markets. Between September 1997 and February 1999, we acquired four companies. These acquisitions will expose us to increased risks and costs, including the following:

     - assimilating new operations, systems, technology and personnel;

     - diverting financial and management resources from existing operations.

     We may not be able to generate sufficient revenues from any of these acquisitions to offset the associated acquisition costs. We will also be required to maintain uniform standards of quality and service, controls, procedures and policies. Our failure to achieve any of these standards may hurt relationships with customers, employees, and new management personnel. In addition, our future acquisitions may result in additional stock issuances which could be dilutive to our stockholders.

     We may also evaluate joint venture relationships with complementary businesses. Any joint venture we enter into would involve many of the same risks posed by acquisitions, particularly those risks associated with the diversion of resources, the inability to generate sufficient revenues, the management of relationships with third parties, and potential additional expenses, any of which could have a material adverse effect on our financial condition and results of operations.

  There are many risks associated with international operations.

     We continue to expand our international operations, and these efforts require significant management attention and financial resources. Each version of our product also has to be localized within each country. We have committed resources to the opening and integration of additional international sales offices and the expansion of international sales and support channels. Our efforts to develop and expand international sales and support channels may not be successful. International sales are subject to a number of risks, including the following:

     - longer payment cycles;

     - unexpected changes in regulatory requirements;

     - difficulties and expenses associated with complying with a variety of foreign laws;

     - import and export restrictions and tariffs;

     - difficulties in staffing and managing foreign operations;

     - difficulty in accounts receivable collection and potentially adverse tax consequences;

     - currency fluctuations;

     - currency exchange or price controls;

     - political and economic instability abroad.

     Additionally, intellectual property may be more difficult to protect outside of the United States. International sales can also be affected to a greater extent by seasonal fluctuations resulting from the lower sales that typically occur during the summer months in Europe and other parts of the world. In addition, the market for our products is not as developed outside of North America. We may not be able to successfully penetrate international markets or if we do, there can be no assurance that we will grow these markets at the same rate as in North America.

  Our failure to manage growth of operations may adversely affect us.

     We must plan and manage effectively in order to successfully offer products and services and implement our business plan in a rapidly evolving market. We continue to increase the scope of our operations domestically and internationally and have grown our headcount substantially. For example, at January 1, 1996, we had a total of 35 employees and at December 31, 1998 we had a total of 601 employees. We may further expand domestically or internationally through internal growth or through acquisitions of related companies and technologies. This growth will continue to place a significant strain on our management systems and resources.

     For us to effectively manage our growth, we must continue to enact the following measures:

     - improve our operational, financial and management controls;

     - improve our reporting systems and procedures;

     - install new management and information control systems;

     - expand, train and motivate our workforce.

     In particular, we are currently migrating our existing accounting software to a packaged application that will allow greater flexibility in reporting and tracking results. If we fail to install this software in an efficient and timely manner or if the new systems fail to adequately support our level of operations, then we could incur substantial additional expenses to remedy such failure.

  We must keep pace with technological change to remain competitive.

     The market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, changes in customer demands and evolving industry standards. Our existing products could be rendered obsolete if we fail to keep up in any of these ways. We have also found that the technological life cycles of our products are difficult to estimate, partially because they may vary according to the particular application or vertical market segment. We believe that our future success will depend upon our ability to continue to enhance our current product line while we concurrently develop and introduce new products that keep pace with competitive and technological developments. These developments require us to continue to make substantial product development investments.

     Existing Products. We currently serve a customer base with a wide variety of hardware, software, database, and networking platforms. To gain broad market acceptance, we believe that we will have to support our products on a variety of platforms. Our success will depend, among others, on the following factors:

     - our ability to integrate our products with multiple platforms, especially relative to our competition;

     - the portability of our products, particularly the number of hardware platforms, operating systems and databases that our products can source or target;

     - the integration of additional software modules under development with existing products;

     - our management of software development being performed by third-party developers.

     Future Products. There can be no assurance that we will be successful in developing and marketing future product enhancements or new products that respond to technological changes, shifting customer preferences, or evolving industry standards. We may experience difficulties that could delay these products. If we are unable to develop and introduce new products or enhancements of existing products in a timely manner or if we experience delays in the commencement of commercial shipments of new products and enhancements, then customers may forego purchases of our products and purchase those of our competitors.

  Our failure to maintain close relationships with key software vendors will adversely affect our product offering.

     We believe that in order to provide competitive solutions for heterogeneous, open computing environments, it is necessary to develop, maintain and enhance close relationships with a wide range of vendors, including database, Enterprise Resource Planning, supply chain and Electronic Data Interchange software vendors, as well as hardware and operating system vendors. There can be no assurance that we will be able to maintain our existing relationships or develop additional relationships with such vendors. Our failure to do so could adversely affect the portability of our products to existing and new platforms and databases and the timing of the release of new and enhanced products.

  Our inability to attract and retain personnel may adversely affect us.

     Our success greatly depends on the continued service of our key technical, sales and senior management personnel. None of these persons are bound by an employment agreement. The loss of any of our senior management or other key research, development, sales and marketing personnel, particularly if lost to competitors, could have a material adverse effect on our future operating results. In particular George F. (Rick) Adam, our Chief Executive Officer, and Harold A. Piskiel, our Chief Technology Officer, would be difficult to replace. Our future success will depend in large part upon our ability to attract, retain and motivate highly skilled employees. We face significant competition for individuals with the skills required to perform the services we offer. We cannot assure that we will be able to retain sufficient numbers of these highly skilled employees. Because of the complexity of the EAI software market, we have in the past experienced a significant time lag between the date on which technical and sales personnel are hired and the time at which such persons become fully productive, and we expect this pattern to continue.

  Our failure to adequately protect our proprietary rights may adversely affect us.

     Our success and ability to compete is dependent in part upon our proprietary technology. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have no patents, but we have three patent applications pending. Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of certain foreign countries do not protect our rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, there can be no assurance that we will be able to protect our proprietary rights against unauthorized third-party copying or use. Any infringement of our proprietary rights could materially adversely affect our future operating results. Furthermore, policing the unauthorized use of our products is difficult and litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our future operating results.

  Intellectual property claims can be costly and result in the loss of significant rights.

     It is also possible that third parties will claim that we have infringed their current or future products. We expect that EAI software developers will increasingly be subject to infringement claims as the number of products in different industry segments overlap. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our operating results. There can also be no assurance that such royalty or licensing agreements, if required, would be available on terms acceptable to us, if at all. There can be no assurance that legal action claiming patent infringement will not be commenced against us, or that we would prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. In the event a patent claim against us was successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, our business, financial condition and results of operations would be materially adversely affected.

  Global economic uncertainty may affect the capital expenditures of our customers.

     The EAI software market could be negatively impacted by certain generic factors, including global economic difficulties and uncertainty, reductions in capital expenditures by large customers, and increasing competition. These factors could in turn give rise to longer sales cycles, deferral or delay of customer purchasing decisions, and increased price competition. The presence of such factors in the EAI software market could adversely affect our operating results.

  Year 2000 risks may result in material adverse effects on our business.

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in a little over a year, computer systems and/or software products used by many companies may need to be upgraded to comply with such year 2000 requirements. While we have assessed our products, services and internal systems, certain internal financial packages have not yet been implemented and may require further assessment by us. We believe we are currently expending sufficient resources to review our products and services, as well as our internal management information system in order to remedy those products, services and systems that are not year 2000 compliant. We expect such modifications will be made on a timely basis and we do not believe that the cost of such modifications will have a material effect on our operating results. There can be no assurance, however, that we will be able to modify such products, services and systems in a timely and successful manner to comply with the year 2000 requirements, which could have a material adverse effect on our operating results. Moreover, we believe that some customers may be purchasing our products as an interim solution to their year 2000 needs until their current suppliers reach compliance. Conversely, year 2000 issues could cause a significant number of companies, including our current customers, to reevaluate their current system needs and as a result consider switching to other systems and suppliers. Any of the foregoing could result in a material adverse effect on our business, operating results and financial condition. Additionally, during the next twelve months there is likely to be an increased customer focus on addressing year 2000 issues, creating the risk that customers may reallocate capital expenditures to fix year 2000 problems of existing systems. If customers defer purchases of our software because of such a reallocation, it could adversely affect our operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Our stock price has been highly volatile.

     The trading price of our common stock has fluctuated significantly since our initial public offering in June 1997. In addition, the trading price of our common stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, developments with respect to patents or proprietary rights, changes in financial estimates by securities analysts and other events or factors. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock.

  Adoption of the Euro presents uncertainties for our company.

     In January 1999, the new "Euro" currency is scheduled to be introduced in certain European countries that are part of the European Monetary Union, or EMU. During 2002, all EMU countries are expected to be operating with the Euro as their single currency. A significant amount of uncertainty exists as to the effect the Euro will have on the marketplace generally and, additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the Euro currency. We are currently assessing the effect the introduction of the Euro will have on our internal accounting systems and the sales of our products. We are not aware of any material operational issues or costs associated with preparing our internal systems for the Euro. However, we do utilize third party vendor equipment and software products that may or may not be EMU compliant. Although we are currently taking steps to address the impact, if any, of EMU compliance for such third party products, the failure of any critical components to operate properly post-Euro may have an adverse effect on the business or results of operations of our Company or require us to incur expenses to remedy such problems.

ITEM 2. PROPERTIES.

     We lease facilities located in Englewood, Colorado, which provide for approximately 47,300 square feet of office space and contain our principal executive, administrative, engineering, sales, marketing, customer support and research and development functions. Such leases expire between December 1999 and June 2000. We also lease approximately 8,900 square feet of office space in a building in Manhattan, New York, approximately 6,800 square feet of office space in London, England, approximately 55,000 square feet of office space in Pacheco, California, and approximately 500 square feet of office space in Sydney, Australia. We have leased approximately 42,300 additional square feet in Englewood, Colorado, which we expect to occupy in September 1999. We believe that our existing facilities, together with such additional space we have committed to lease, will be adequate for the next 12 months and that sufficient additional space will be available as needed thereafter.

     In addition, we maintain secure Web servers which contain our and our customers' confidential information. Our operations are dependent in part upon our ability to protect our internal network infrastructure against damage from physical break-ins, natural disasters, operational disruptions and other events. Physical break-ins could result in the theft or loss of our and our customers' confidential or critical business information. Any such break-in or damage or failure that causes interruptions in our operations could materially adversely affect our business, financial condition and results of operations.

ITEM 3. LEGAL PROCEEDINGS.

     As of the date hereof, there is no material litigation against us. From time to time, we are a party to litigation and claims incident to the ordinary course of business. While the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition and operating results. In December 1998, we filed a Declaratory Judgment Action in the Federal District Court for Colorado to resolve the use of the marks "NEON," New Era of Networks, Inc., NEONet and NEONSOFT.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF REGISTRANT

     Our executive officers and their ages as of March 8, 1999 are as follows:

                   NAME                     AGE                  POSITION(S)
                   ----                     ---                  -----------
George F. (Rick) Adam, Jr. ...............  52    Chairman of the Board, President and Chief
                                                    Executive Officer
Harold A. Piskiel.........................  52    Executive Vice President, Chief Technology
                                                  Officer
Stephen E. Webb...........................  50    Senior Vice President and Chief Financial
                                                  Officer
Robert I. Theis...........................  37    Senior Vice President and Chief Marketing
                                                  Officer
Frederick T. Horn.........................  45    Senior Vice President of Product
                                                  Development and Client Services
Leonard M. Goldstein......................  51    Senior Vice President, Senior Counsel and
                                                    Secretary
Frank A. Russo, Jr. ......................  54    President of Sales and Field Operations,
                                                  North America
Peter Hoversten...........................  43    Senior Vice President, Product Strategy
Michael E. Jaroch.........................  54    Senior Vice President of Human Resources
James C. Parks............................  55    Vice President of Finance and Controller
Nicholas R. Sedgwick......................  34    Chief Executive, International
Michael T. Donaldson......................  40    Senior Vice President, Worldwide Marketing
Steven Lazarus............................  67    Director
Mark L. Gordon............................  48    Director
James Reep................................  47    Director
Elisabeth W. Ireland......................  41    Director
Patrick J. Fortune........................  51    Director
Joseph E. Kasputys........................  62    Director

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

     Mr. Theis has served as Senior Vice President and Chief Marketing Officer since October 1996. Prior to joining the Company, Mr. Theis served as Managing Director of the Worldwide Financial Services Industry Group of Sun Microsystems, Inc. from April 1986 to October 1996. Prior to joining Sun Microsystems, Mr. Theis served as the workstation program manager for Silicon Graphics. Mr. Theis received a B.S. degree from the University of Pittsburgh, Pennsylvania.

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

     Mr. Russo has served as President of Sales and Field Operations, for North America since January 1, 1998. Prior to that position, Mr. Russo served as Senior Vice President of Sales and Field Operations, Eastern Region since joining the Company in March 1996. Prior to March 1996, Mr. Russo served as the President and Chief Executive Officer of Strategic Marketing Information, Inc. From 1989 to 1991, Mr. Russo served as President of Spectrum Healthcare Solutions. From 1987 through 1989, Mr. Russo served as President of Baxter-Travenol's Systems Division. Mr. Russo holds B.B.A. and M.B.A. degrees from Adelphi University.

     Mr. Hoversten has served as Senior Vice President, Product Strategy since August 1998. From May 1, 1997 to August 1998, he served as Senior Vice President, Application Development and Field Operations. From January 1989 to March 1997, Mr. Hoversten served as a Vice President of Technology at Goldman, Sachs & Co. Mr. Hoversten holds a B.S. degree from the University of Pennsylvania.

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

     Mr. Sedgwick has served as Chief Executive, International of the Company since July 1998. He served as Managing Director, Europe, from September 1997 to July 1998. From 1993 to September 1997, Mr. Sedgwick served as President and Chief Executive Officer of Menhir. Mr. Sedgwick holds a B.A. degree from the University of East London.

     Mr. Donaldson has served as Senior Vice President, Worldwide Marketing, since joining the Company in December 1998. Prior to joining the Company, Mr. Donaldson served as Vice President of Technical Marketing for CrossWorlds Software, Inc. from June 1998 to November 1998 and as Vice President of Marketing from April 1996 to June 1998. Prior to joining CrossWorlds Software, Mr. Donaldson served from 1989 to March 1996 in several capacities for Sybase, Inc., most recently as Director, Technology and Business Planning. Mr. Donaldson holds a B.S. degree and an M.S. degree from Virginia Tech.

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

     Ms. Ireland has served as a Director of the Company since January 1998. Since January 1994, Ms. Ireland has been a partner with the Hamilton Companies, an investment partnership. From 1988 to 1994, Ms. Ireland was a private investor and consultant. From 1986 to 1988, Ms. Ireland was Director of Marketing and Sales for Bloomberg L.P., a financial information service. Ms. Ireland holds an A.B. Degree from Smith College and an M.B.A. from the Wharton School at the University of Pennsylvania.

     Dr. Fortune has served as a Director of the Company since February 1998. Since October 1995, Dr. Fortune has been Vice President, Information Technology and Chief Information Officer for Monsanto Company. From September 1994 to September 1995, Dr. Fortune served as President and Chief Operating Officer of Coram Healthcare Corporation in Colorado. From December 1991 to August 1994, Dr. Fortune was Vice President, Information Management at Bristol-Myers Squibb. Dr. Fortune holds a B.A. degree from the University of Wisconsin, an M.B.A. from Northwestern University and a Ph.D. in physical chemistry from the University of Wisconsin.

     Mr. Kasputys has served as a Director of the Company since July 1998. Mr. Kasputys has served as Chairman, President and Chief Executive Officer of Primark Corporation. He currently serves as a Director of Lifeline Systems. Mr. Kasputys holds a B.A. degree from Brooklyn College and an M.B.A. degree from the Harvard Graduate School of Business.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The common stock of our Company has been traded on the Nasdaq National Market under the symbol "NEON" since our initial public offering on June 18, 1997. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sale prices per share of our common stock for the periods indicated. All prices have been restated to reflect a two-for-one stock split that was effected in the form of a 100% stock dividend to stockholders of record as of November 23, 1998.

                                                               HIGH     LOW
                                                              ------   ------
1997
  Second Quarter (from June 18, 1997).......................  $ 8.63   $ 7.32
  Third Quarter.............................................  $ 8.75   $ 6.75
  Fourth Quarter............................................  $ 7.25   $ 5.38
1998
  First Quarter.............................................  $12.44   $ 4.75
  Second Quarter............................................  $16.50   $11.50
  Third Quarter.............................................  $23.44   $14.31
  Fourth Quarter............................................  $45.19   $14.06

     As of March 8, 1999, there were 174 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. We have never declared or paid any cash dividends on our common stock. Because we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the foreseeable future.

     In connection with our acquisition of CAI, an additional 391,138 unregistered shares, valued at $15.6 million, were issued to the former shareholders of CAI in December 1998 upon the attainment of certain performance criteria. The shares were issued pursuant to an exemption from registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act. The stockholders of CAI had access to all relevant information regarding NEON necessary to evaluate the investment and each stockholder represented that the shares were being acquired for investment intent.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

                                                     YEARS ENDED DECEMBER 31,
                                    -----------------------------------------------------------
                                       1998          1997          1996         1995      1994
                                    -----------   -----------   ----------   ----------   -----
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Revenues:
  Software licenses...............  $    40,976   $    15,970   $    3,383   $       --   $  --
  Services and maintenance........       24,838         6,676        3,762        1,271     149
                                    -----------   -----------   ----------   ----------   -----
Total revenues....................       65,814        22,646        7,145        1,271     149
Cost of revenues..................       14,607         5,343        3,328          751      85
                                    -----------   -----------   ----------   ----------   -----
Gross profit......................       51,207        17,303        3,817          520      64
Loss from operations..............      (12,521)       (4,251)      (5,733)      (1,490)   (690)
Net loss..........................  $    (8,499)  $    (3,507)  $   (5,672)  $   (1,503)  $(719)
                                    ===========   ===========   ==========   ==========   =====
Net loss per common share, basic
  and diluted(1)..................  $     (0.38)  $     (0.32)  $    (2.10)  $    (0.57)
                                    ===========   ===========   ==========   ==========
Weighted average shares of common
  stock outstanding(2)............   22,277,472    10,958,302    2,706,552    2,617,994
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, short-term
  and long-term investments.......  $   196,091   $    22,724   $    3,387   $    1,135   $ 127
Working capital (deficit).........      195,856        25,928        2,586        1,557     (55)
          Total assets............      298,678        40,229        7,073        2,209     333
Long-term obligations.............           --            --          442          318     780
Stockholders' equity (deficit)....      275,615        34,731        3,515        1,591    (718)
Cash dividends declared per common
  share...........................           --            --           --           --      --

---------------

(1) The 1998 loss includes acquisition-related charges of $19.4 million for in-process research and development and amortization of acquired intangibles. Excluding these charges and related estimated tax benefit of approximately $1.4 million, we generated net income of approximately $9.5 million, or $.38 per share based on 25,472,383 diluted weighted average shares outstanding. Exclusive of 1997 acquisition-related charges of $2.7 million for in-process research and development and amortization of acquired intangibles, our net loss was $841,000, or $.08 per share.

(2) All share and per share information has been adjusted to reflect a two-for-one stock split that was effected in the form of a 100% stock dividend to stockholders of record as of November 23, 1998.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The discussion in this Report on Form 10-K contains certain trend analysis and other forward-looking statements. Words such as "anticipate," "believe," "plan," "estimate," "expect," "seek" and "intend," and other words of similar import are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to business and economic risks and uncertainties which are difficult to predict. Therefore, our actual results of operations may differ materially from those expressed or forecasted in the forward-looking statements as a result of a number of factors, including, but not limited to, those discussed in Item 1 under the heading "Factors That May Affect Future Results" as well as those discussed in this section and elsewhere in this Report.

     The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to total revenues.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1998      1997      1996
                                                              -----     -----     -----
Revenues:
  Software licenses.........................................    62%       71%       47%
  Services and maintenance..................................    38%       29%       53%
                                                               ---       ---       ---
          Total revenues....................................   100%      100%      100%
Cost of revenues:
  Cost of software licenses*................................     4%        6%       30%
  Cost of services and maintenance*.........................    52%       67%       61%
                                                               ---       ---       ---
          Total cost of revenues............................    22%       24%       47%
Operating expenses:
  Sales and marketing.......................................    33%       39%       62%
  Research and development..................................    24%       34%       51%
  General and administrative................................    10%       10%       21%
  Charges for acquired in-process research and
     development............................................    27%       11%       --
  Amortization of intangibles...............................     3%        1%       --
                                                               ---       ---       ---
          Total operating expenses..........................    97%       95%      134%
                                                               ---       ---       ---
Loss from operations........................................   (19)%     (19)%     (80)%
Other income (expense), net.................................     4%        3%        1%
                                                               ---       ---       ---
Loss before provision for income taxes......................   (15)%     (16)%     (79)%
Income tax benefit..........................................     2%       --        --
                                                               ---       ---       ---
Net loss....................................................   (13)%     (16)%     (79)%
                                                               ===       ===       ===
Net income (loss), excluding charges for acquired in-process research and development and amortization of
  acquisition-related intangibles as adjusted for their
  respective tax effects....................................    14%       (4)%     (79)%
                                                               ===       ===       ===

---------------

* As a percentage of Software licenses and Services and maintenance revenues, respectively.

OVERVIEW

     We began operations in January 1994 to develop, market and support enterprise software for application integration. In 1994 and 1995, our company was in the development stage and was principally focused on product development and assembling its management team and infrastructure. Software license revenues were not significant until the commercial release of our NEONet software in January 1996. Since such time, a substantial portion of our revenues have been attributable to licenses of NEONet and related services. In November 1996, we commenced shipment to customers of Release 3.0 of NEONet, which provided additional capabilities for effective enterprise-wide application integration.

     In June 1997, we completed our initial public offering and issued 6,348,000 shares of common stock, and received net proceeds of approximately $34.3 million. In May and December 1998, we completed follow-on offerings and issued 4,757,000 and 4,780,000 shares of our common stock, respectively, and received net proceeds of approximately $50.6 million and $153.7 million, respectively.

     In September 1997, we acquired all of the outstanding capital stock of Menhir, a developer and marketer of enterprise client information systems, for $2.8 million in cash, plus fees and expenses. In June 1998, we acquired all of the outstanding capital stock of MSB, a developer and marketer of trading floor information systems. The aggregate consideration paid was $4.8 million, of which $1.2 million was paid in cash and approximately $3.6 million was paid through the issuance of 276,924 unregistered shares of our common stock. In September 1998, we acquired all of the outstanding capital stock of CAI, a developer and marketer of enterprise application software and services. The aggregate consideration was paid as follows: approximately $21.0 million in cash, $2.0 million in a short-term note payable to CAI shareholders and $33.6 million through the issuance of 1,271,200 unregistered shares of our common stock. All of these acquisitions were accounted for under the purchase method of accounting.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

  Revenues

     Our revenues increased from $7.1 million in 1996 to $22.6 million in 1997, primarily reflecting an increase in software license revenues as we sold to a greater number of customers and expanded internationally. Revenues increased from $22.6 million in 1997 to $65.8 million 1998, resulting from increased direct channel revenue, increased professional services revenue and the expansion of our product lines through both internal development and acquisitions.

     Software license revenues grew from $3.4 million in 1996 to $16.0 million, or 71% of total revenue, in 1997 and to $41.0 million, or 62% of total revenue, in 1998. The increase in software license revenues reflected an increase in market awareness and acceptance of our products, expansion of international sales resources, the continued growth of an installed base of accounts to serve as references for new customers, repeat business by existing customers, and expanded functionality of the NEONet suite of products. In December 1997, we entered into a license agreement with IBM for the joint development of a product designed to integrate IBM's MQ Series product with certain of our products. Under the terms of the agreement, both NEON and IBM began selling the resulting MQIntegrator product in May 1998. Our royalties from sales of MQIntegrator by IBM were approximately $5.2 million, or 13% of total software license revenues in 1998. Total license revenue for direct sales of MQIntegrator were approximately $5.8 million, or 14% of total software license revenue in 1998. We expect that future software license revenues will include the NEONet suite of products, including the MQIntegrator product, format templates, and new products internally developed and acquired.

     Services and maintenance revenues grew from $3.8 million, or 53% of total revenues, in 1996 to $6.7 million, or 29% of total revenues, in 1997, to $24.8 million, or 38% of total revenues, in 1998. Services and maintenance revenues grew 77% in 1997 compared to 1996, reflecting service engagements associated with the growing sales of the NEONet product. Services and maintenance revenues grew $18.2 million, or 272% in 1998, compared to 1997, due to increased services and maintenance revenue associated with recent acquisitions, growing maintenance revenue streams of the NEONet suite of products, and increased emphasis on sales of our implementation and development services.

     In 1997 and 1998, our top ten customers accounted for 56% and 38% of total revenues, respectively. For the years ended December 31, 1997 and 1998, our largest customer accounted for 14% and 10% of total revenues, respectively. To date, a significant portion of our revenues have been derived from sales to large banks and financial institutions. For the years ended December 31, 1997 and 1998, sales to banks and financial institutions accounted for 72% and 57% of total revenues, respectively.

COST OF REVENUES

     Cost of revenues consists of costs of software licenses and costs of services and maintenance. As a percentage of total revenues, total cost of revenues declined from 47% in 1996, to 24% in 1997, to 22% in 1998. The decline reflects the increasing mix of higher-margin software license sales, net of an increase in royalty expense associated with the sale of the jointly developed MQ Integrator product by our sales force.

     Cost of software licenses consists primarily of royalty payments. We had an agreement to pay royalties to Merrill Lynch on NEONet license revenue until such royalties reached a cumulative total of $1.9 million. We accrued royalties at 30% of NEONet license fees in 1996 and 10% of NEONet license fees in 1997, reflecting our revised agreement with Merrill Lynch & Co. during 1997. As a result, cost of software licenses was approximately 30% of software license revenue in 1996. In the fourth quarter of 1997, we met the cumulative $1.9 million royalty requirement, and cost of software licenses in 1997 fell to approximately 6% of software license revenue. In May of 1998, with the roll-out of the jointly-developed MQIntegrator product, we began paying royalties to IBM for sales of MQIntegrator made by our direct sales force. In 1998, a significant portion of cost of software licenses were attributable to this royalty obligation. In 1999, our royalty obligation to IBM is expected to increase. In August of 1998, we began accruing royalties to JP Morgan on license revenue collected for the sales of Business Event Manager. Our obligation under this arrangement continues until we have paid cumulative royalties of $3,750,000.

     Cost of services and maintenance consists primarily of personnel, facility, and systems costs incurred in providing professional service consulting, training, and customer support services. As a percent of services and maintenance revenue, cost of services and maintenance was 61%, 67% and 52% in 1996, 1997 and 1998, respectively. The higher percentage cost in 1997 reflected the use, at higher cost, of subcontract labor on certain engagements. We may continue to use subcontractors for the delivery of professional services from time to time.

OPERATING EXPENSES

  Sales and Marketing

     Sales and marketing expenses consist primarily of salaries for sales and marketing personnel, commissions, travel, and promotional expenses. Sales and marketing expenses were $4.4 million, $8.8 million and $21.9 million, representing 62%, 39% and 33% of total revenues, respectively, in 1996, 1997 and 1998. These increases were due primarily to our expansion of overall sales and marketing resources and infrastructure, including international expansion in 1997. The increase in absolute dollars from 1997 to 1998 of $13.1 million, or 149%, is due primarily to the increased sales commission rate for sales professionals who have achieved and surpassed their individual annual sales quotas for 1998. In addition, we continued to expand the sales team responsible for supporting indirect channel sales. We expect to continue to expand the direct sales force and professional marketing staff, further increase our international presence, and continue to develop our indirect sales channels and increase promotional activity. Accordingly, we expect sales and marketing expense to continue to grow in absolute dollars.

  Research and Development

     Research and development expenses include amounts associated with the development of new products, enhancements of existing products and quality assurance activities. The research and development expenses consist primarily of employee salary and benefits, consultant costs, and associated equipment and software costs. Research and development costs have been expensed as incurred. No software development costs have been capitalized to date in accordance with Statement of Financial Accounting Standards No. 86. Research and development expenses were $3.7 million, $7.7 million, and $15.8 million, representing 51%, 34% and 24% of total revenues, respectively, in 1996, 1997 and 1998. The increase in research and development expenses is primarily attributable to hiring additional technical personnel engaged in software development activities. We currently anticipate that research and development expenses may continue to increase in absolute dollars as we continue to commit substantial resources to new product development.

  General and Administrative

     General and administrative expenses consist primarily of salaries and related costs, outside professional fees, and software and equipment costs associated with the finance, legal, human resources, and administrative functions. General and administrative expenses were $1.5 million, $2.3 million and $6.6 million, representing 21%, 10% and 10% of total revenues, respectively, in 1996, 1997 and 1998. General and administrative expenses grew in absolute dollars as we added personnel to all administrative areas. We expect general and administrative expenses to continue to grow in absolute dollars from expected increases in personnel, implementation of additional management information systems associated with our business growth, and continuation of our international expansion.

  Charge for Acquired In-Process Research and Development/Amortization of Intangibles

     Based on independent appraisals of the net assets acquired, $2.6 million, $3.7 million and $13.9 million were allocated to in-process research and development projects and were charged to operations in connection with the acquisition of Menhir in September 1997, MSB in June 1998 and CAI in September 1998, respectively. Also in connection with these acquisitions, we allocated approximately $7.0 million to marketable software products acquired which is being amortized over periods of three to five years, and approximately $45.9 million to goodwill which is being amortized over periods of seven to ten years. Amortization expense of approximately $66,000 and $1.8 million was recorded in 1997 and 1998, respectively. See "In-Process Research and Development Costs" below.

  Other Income (Expense), Net

     We recorded net other income of $2.7 million in 1998. This compares to net other income of $745,000 in 1997 and $61,000 in 1996. The increase in net other income in 1997 and 1998 resulted primarily from the interest earned on cash invested from the proceeds of our public offering in June 1997 and our follow-on offerings in May and December 1998. We anticipate that interest income will decline in future periods as cash balances may be used to fund potential future acquisitions and our ongoing operations.

  Income Tax Benefit

     We reported no income tax expense in 1996 and 1997. Our deferred tax assets at December 31, 1996 of $2.7 million were offset by a valuation allowance of the same amount. As of December 31, 1997, deferred tax assets of approximately $3.4 million were also fully offset by a valuation allowance of an equivalent amount. During 1998, our deferred tax assets increased by about $5.6 million to approximately $9.0 million, principally for intangibles acquired from CAI that were expensed, but which must be amortized for tax purposes over 15 years, and additions to our tax credit carryovers. We also realized reduced U.S. taxes of approximately $3.2 million for deductions related to the exercise of stock options. As required, the tax benefit from the options was added to additional paid-in capital and excluded from net income. Without the stock option deductions, we would have fully used our carryovers and paid U.S. federal taxes in 1998. Consequently, we concluded that it is likely that we will realize at least $5.0 million of our deferred tax assets and the valuation allowance was adjusted to $4.0 million. At December 31, 1998, our balance sheet reflects net deferred tax assets of approximately $5.0 million, equal to the deferred benefit recognized as part of the 1998 provision for income taxes. The deferred benefit is offset by a current provision of $3.7 million, consisting of approximately $500,000 of estimated foreign and state taxes currently payable and a $3.2 million charge to transfer to additional paid-in capital the tax benefit realized from stock options exercised. Thus we reported an income tax benefit of approximately $1.3 million for the year ended December 31, 1998.

  Net Loss

     We reported a net loss of $8.5 million, or $.38 per share for the year ended December 31, 1998. The loss includes acquisition-related charges of $19.4 million for in-process research and development and amortization of acquired intangibles. Excluding these charges and the related estimated tax benefit of approximately $1.4 million, we generated net income of approximately $9.5 million, or $.38 per share based on 25,472,383 diluted weighted average shares outstanding. Our net loss for 1997 was $3.5 million, or $.32 per share. Exclusive of 1997 acquisition-related charges of $2.7 million for in-process research and development and amortization of acquired intangibles, our net loss was $841,000, or $.08 per share. The reduced net loss in 1997, as compared to 1996 when we lost $5.7 million ($2.10 per share) resulted from significant growth in revenues, particularly from software licenses, as compared with increases in costs and expenses.

  Liquidity and Capital Resources

     We had $196.1 million in cash and cash equivalents, short-term and long-term investments as of December 31, 1998 compared to $22.7 million at the end of 1997 and $3.4 million at the end of 1996. Notes payable to banks at December 31, 1998 was zero compared to $67,000 at December 31, 1997 and $1.5 million at December 31, 1996. We maintain a line of credit for borrowings of up to $2.0 million, which can be used for working capital requirements on an as-needed basis. No amount was outstanding under this arrangement at December 31, 1998 or 1997.

     Cash used in operating activities was $1.5 million in 1998 compared to $8.7 million in 1997 and $5.4 million in 1996. Operating cash flows were significantly improved each year by the increased profit from the growth of our business offset by a growth in accounts receivable. We expect this trend to continue as a function of expected increases in total revenues.

     Cash used in investing activities was $36.8 million, including $6.3 million for net purchases of short-term and long-term investments in marketable investment securities, $22.2 million for the purchases of MSB and CAI, and $7.3 million for purchases of property and equipment. This compares to cash used in investing activities of $19.7 million in 1997, including $15.1 million for investments in marketable investment securities net of related proceeds, $2.8 million for the purchase of Menhir, and $1.8 million for property and equipment.

     Cash provided from financing activities was $205.4 million in 1998 compared to $32.6 million in 1997 and $8.7 million in 1996. In 1998, the Company received $208.0 million in net proceeds from our public offerings and proceeds from the exercise of stock options.

     We believe that our existing balances of cash and short-term investments in marketable investment securities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. We may require additional sources of funds to continue to grow and support our business. There can be no assurance that such capital, if needed, will be available or will be available on terms acceptable to us.

  Foreign Currency Risk

     We have wholly-owned subsidiaries located in London, England and Sydney, Australia. Sales and expenses from these operations are typically denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in foreign exchange rates may positively or negatively affect our sales, gross margins and retained earnings. We do not believe that reasonably possible near-term changes in exchange rates will result in a material effect on our future earnings, fair values or cash flows and, therefore, have chosen not to enter into foreign currency hedging instruments. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of foreign exchange rates relative to the United States dollar.

  Year 2000 Compliance

     The Year 2000 computer problem, commonly referred to as the Y2K bug, creates a risk for our Company and therefore we make the following Year 2000 readiness disclosure. An adverse impact on our operations could occur if computer systems do not correctly recognize date information when the year changes to 2000. Our Company's risk exists in the following areas: 1) systems used by our Company to run its business; 2) systems used by our suppliers; 3) potential warranty and other claims from our customers; and 4) the potential reduced spending by other companies on our software products due to significant information systems spending to remediate Year 2000 problems.

     Our Company is a relatively new corporation and, therefore, does not expect to encounter many Year 2000 computer problems associated with its internal systems, equipment, or facilities. As internal systems and equipment have been implemented, and as we have expanded into new facilities, in the normal course of our Company's growth or through acquisition (e.g., CAI), we have attempted to obtain assurances of Year 2000 readiness from appropriate sources. We will continue to obtain such assurances for future internal systems, equipment, and facilities. In addition, we will continue to monitor, including performing additional testing, as appropriate, the Year 2000 readiness status of previous obtained equipment, internal systems, and facilities. Noncompliant systems, equipment, or facilities are expected to be replaced or upgraded in a timely manner prior to December 31, 1999. We have not identified alternative remediation strategies if replacement or upgrade is not feasible, but will continue to reevaluate the need for alternative remediation strategies and contingency plans as warranted by further risk analysis. For internal Year 2000 noncompliance issues identified to date and expected throughout 1999, the cost of upgrade or replacement is not expected to be material to our operating results. However, if significant new noncompliance issues are subsequently identified, and replacement or upgrade is delayed beyond December 31, 1999, operating results could be materially adversely affected.

     We have limited material relationships with suppliers whose inability to provide products or services would have a material adverse impact on operating results. Suppliers where such material relationships do exist appear to be limited to those utilities (e.g. phone service, public service) whose inability to provide service could materially affect all business entities. We have and will continue to monitor their Year 2000 efforts and will develop contingency plans as appropriate.

     Our Company, based on certain products not including date fields, date field testing of other products or Y2K certification of CAI acquired products, believes the majority of our current products are Year 2000 compliant and has provided Year 2000 warranties to many of our customers. In fact, we believe that some customers may be purchasing certain of our products as an interim solution to their Year 2000 needs until their current suppliers reach compliance. However, since all customer situations cannot be anticipated, particularly those involving third party products, increased warranty and other claims may be seen as a result of the transition to Year 2000. Litigation in general may also increase regarding Year 2000 compliance issues. Therefore, the impact of customer claims could have a material adverse impact on our operating results.

     Finally, Year 2000 compliance issues are becoming issues of focus for almost all businesses. Companies whose computer systems and applications may require significant hardware and software upgrades or modifications may reallocate capital expenditures to fix Year 2000 problems of existing systems, or reevaluate their current system needs. If customers defer purchases of our software because of reallocation, or move to other systems or suppliers due to reevaluation, this too could have a material adverse impact on our operating results.

     In order to evaluate the above risks, implement any necessary remediations in the future, and provide risk reevaluations and continued appropriate monitoring activities, we have designated appropriate individuals within the organization responsible for Year 2000 issues. We will continue to assess the need for additional Year 2000 readiness personnel as appropriate.

  In-Process Research and Development Costs

     During fiscal year 1998, we acquired Century Analysis, Inc. (CAI), and MSB Consultants (MSB). Acquired in-process research and development (IPR&D) costs expensed at the date of these acquisitions during 1998 were $13.9 million and $3.7 million, respectively.

     CAI (ACQUIRED SEPTEMBER 1998)

     Century Analysis, Incorporated ("CAI") was a privately held software manufacturer that provides solutions for productivity, connectivity, and information management to middle- and large-sized enterprises. CAI's products deliver application-to-application integration, which allows the easy exchange of data between applications and ensures high quality enterprise data. The non-invasive nature of CAI products is key to its implementation since it allows various application integration efforts to move forward without having to modify any of the applications involved.

     At the date of acquisition, CAI's research and development ("R&D") efforts were focused on developing new products and services that would address the rapidly expanding market opportunities emerging as a result of the Internet's increasing presence in business organizations. Specifically, CAI was working on the next generation Impact/TDM product (designed for the mainframe), component-related products, and other enterprise technology. These projects are particularly complex due to the component-based integrated nature of CAI's products and technology. The acquired in-process research and development was valued at $13.9 million based on an analysis of forecasted income and $50.7 million of the purchase price was allocated to goodwill, developed technology and acquired workforce.

     As of the date of acquisition, CAI had invested $4.9 million in the IPR&D identified above. Development of the acquired in-process technology into commercially viable products and services required efforts principally related to the completion of all planning, designing, coding, prototyping, scalability verification, and testing activities necessary to establish that the proposed technologies would meet their design specifications, including functional, technical, and economic performance requirements. We estimated that an additional $4.2 million would be required over the next 12 to 18 months following the acquisition to develop the products to commercial viability.

     We have continued to invest additional R&D dollars in the acquired IPR&D projects. Through December 31, 1998, we had expended approximately 8.5 man-months on the acquired projects in total. Currently, we are contemplating various strategies with respect to the continued development of the IPR&D projects. With respect to certain projects, we are determining whether we will develop products as stand-alone products, or alternatively whether the technology will be integrated into portions of our existing products. Significant achievements had been accomplished as of the valuation date on the IPR&D projects such as the development of frameworks for design and coding, construction of the various codes and surrounding architectures.

     At December 31, 1998, we project the remaining costs required to complete the next generation Impact/ TDM project will be approximately $1.7 million. We believe that the work performed as of the acquisition date had encompassed many of the critical elements necessary to complete this project, particularly due to the importance associated with the underlying design and architecture. Technological feasibility had not been reached by the end of 1998. The next generation Impact/TDM project has been incorporated into our global R&D strategy, and the continued development and remaining costs for completion are currently under evaluation. We envision that during the first half of 1999, we will know if this next generation product will be released as a stand alone product, or that the development undertaken will be incorporated as part of a common product architecture. We spent approximately $30,000 through the end of 1998 on further design and architecture efforts.

     CAI had expended a total of approximately $3.1 million on Component-related projects prior to the closing of the acquisition. For these projects to reach technological feasibility, additional efforts were projected to cost approximately $950,000. We have spent approximately $45,000 through December 31, 1998 on Component related projects, including the evaluation of incorporating Component technology within a set of integrated NEON products. Technology from Component related projects was incorporated into a NEON product that has a projected release date during the second quarter of 1999.

     CAI had expended approximately $1.1 million on Other Enterprise Technology Solutions as of September 1998. For these projects to reach technological feasibility it was projected that additional efforts would need to be accomplished in a timely manner and would cost approximately $1.6 million. We spent approximately $175,000 on these projects, with XML technology advancing to the testing stage on several modules, and the CORBA technology being brought into a stand alone adapter product by year end 1998.

     MSB (ACQUIRED JUNE 1998)

     MSB supplies software to provide greater flexibility, inter-operability, and enhanced functionality for the financial industry's use of financial data, as transmitted from various providers (such as Reuters and Telerate).

     At the date of acquisition, MSB's R&D efforts were focused on developing a new generation of products and services that would address the rapidly expanding market opportunities emerging as a result of the Internet's increasing presence in business organizations. Specifically, MSB was working on the Price Server (with new capabilities), aRTe (designed for a Windows NT environment), and Quantum Leap. These projects are particularly complex due to the modular nature of MSB's products and technology.

     The acquired in-process research and development was valued at approximately $3.7 million based on an analysis of forecasted income.

     As of the date of acquisition, MSB had invested $3.1 million in the IPR&D identified above. Development of the acquired in-process technology into commercially viable products and services required efforts principally related to the completion of all planning, designing, coding, prototyping, scalability verification, and testing activities necessary to establish that the proposed technologies would meet their design specifications, including functional, technical, and economic performance requirements. We estimated that an additional $850,000 would be required over the next 18 to 24 months following the acquisition to develop the products to commercial viability.

     We have continued to invest additional R&D dollars in the acquired IPR&D projects. We expect to continue development on all of these projects through their completion. Currently, the timeline and expectations for completion of these projects do not differ materially from what was anticipated at the time of the purchase.

     Significant development tasks for the Price Server product that remain include the implementation of Web and Java technology; coding additional modules and internal tests, system testing and documentation. We believe that the work performed as of the acquisition date had encompassed many of the critical elements needed to complete this project. We estimated that approximately $1.5 million in development costs had been incurred as of the acquisition date and approximately $220,000 would be required to complete the remaining development tasks. We spent approximately $75,000 through December 31, 1998. The Pricing module for banking applications is expected to be generally available during the first half of 1999.

     ARTe is currently being tested, but additional steps required to complete the products include: i) additional development for Web browser, Java support, and e-commerce functions, ii) stress testing, and iii) testing at customer sites. In order to achieve these milestones, we estimated that MSB had spent approximately $1.5 million on this project as of June 1998. Remaining R&D expenditures were estimated to be approximately $230,000. We spent approximately $15,000 through December 1998. ARTe's functionality will be incorporated into a NEON product introduction in early 1999, and further enhanced during the remainder of 1999.

     Quantum Leap is a middleware-based product that provides a framework for sending information from legacy (financial) systems to the client. The first set of product suites will be for transferring market data to client platforms, with emphasis on thin clients. Additional functionality will be added allowing MSB to serve new market sectors including e-commerce, retail and others during the years 1999 through 2002. Quantum Leap was designed conceptually and a number of detailed specifications had been completed at the time of purchase. It was estimated that it would require approximately four full-time developers to complete this project, that $75,000 had been incurred as of the acquisition date, and that approximately $400,000 would be required to complete the product. We spent approximately $180,000 through December 1998 and released the first version in the fourth quarter of 1998.

  Evaluation of Completion Efforts

     To ensure a proper reflection of the value of the R&D achievements as of the acquisition date, the overall forecasts associated with the R&D projects reflected only the contribution of what had been completed as of the acquisition dates. The relative contribution made to each major R&D effort was assessed and the risks associated with the projects' completion were reflected in the corresponding discount rates. To evaluate these results, an additional analysis was developed that explicitly excluded the efforts to be completed on the development efforts underway, but reflected the accomplishments made as of the valuation date towards the ultimate completion of the projects. The relative contribution made on the R&D efforts was estimated based on a variety of factors, including absolute development costs incurred to date, relative time spent on the projects, and a detailed analysis of each of the primary tasks completed versus the tasks required to complete the efforts and the associated risks. Milestones for the in-process projects were also examined as of the acquisition date. For each project, our engineers evaluated the critical milestones. This included comprehensive analysis of each acquired companies'

R&D to clarify the technological hurdles that the development team had overcome at the time of the acquisition as well as the hurdles that the engineers faced going forward to complete the remaining development efforts. From this analysis, the overall significance of tasks completed versus tasks remaining was assessed. Based on the technical achievements completed as of the respective purchase dates, milestone percentages were determined to be approximately 25%, 80%, and 30% for CAI's next generation Impact, Component-related, and other Enterprise Technology R&D, respectively. For MSB, the milestone percentages were approximately 80% for Price Server, 80% for aRTe, and 45% for Quantum Leap.

  Valuation Methodology

     The valuations of the respective acquired IPR&D included, but were not limited to, an analysis of (1) the market for CAI and MSB products; (2) the completion costs for the projects; (3) the expected cash flows attributable to the in-process research and development projects; and (4) the risks associated with achieving such cash flows. The assumptions underlying the cash flow projections were derived from investment banking reports, independent analyst reports, NEON, CAI, and MSB company records, and discussions with the management of both companies. Primary assumptions such as revenue growth and profitability were compared to indications of similar companies as well as to indications from industry analyst reports, to determine the extent to which these assumptions were supportable. We did not assume in our valuation any material change in our profit margins as a result of the acquisition and did not assume any material increases in selling, general and administrative expenses as a result of the acquisition. We did not anticipate any expense reductions or other synergies. The basis of the acquisition was an attempt to enhance our competitive position by offering a broader product line, including applications and functionality based upon the middleware software technology.

     We did not break down revenues attributable specifically to CAI- and MSB-derived products during 1998, but plan to begin doing so in 1999. As products are offered both as a suite and as individual applications, NEON license fees are not necessarily application specific. However, we believe that overall revenues generated to date concur with the assumptions used in the valuation analysis. Within the MSB product line, revenue from Quantum Leap was slightly under forecast due to a December shipping date against a forecasted October, but revenue from other MSB products was higher than plan. However, NEON's sales channel efforts on marketing the Quantum Leap product are further along than planned, so we still concur with the estimates used in the valuation. There was no revenue forecasted or realized for CAI products under development during 1998.

     Because we do not currently account for expenses by product, it is not possible to determine the precise actual expenses associated with the technology acquired from CAI and MSB. However, we currently believe that expenses associated with completing the purchased in-process research and development and integrating the technology with our existing products are consistent with the estimates used in the valuation. In addition, completion dates for the development projects discussed above remain consistent with projections used at the time of the acquisition as well as are consistent with the numbers presented in this analysis. Research and development spending with respect to these offerings is expected to continue at a rate that is consistent with our overall research and development spending. We do not believe that the acquisition resulted in any material changes in our profit margins or in selling, general and administrative expenses.

     The rates utilized to discount the net cash flows to their present value were consistent with the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects. Discount rates applied to projected cash flows from products under development were 35% for CAI and 25% to 32% for MSB. These discount rates were consistent with the acquired companies' various stages of development; the uncertainties in the economic estimates described above; the inherent uncertainty at the time of the acquisition surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and the inherent uncertainties of the technological advances that were indeterminable at the time of the acquisition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of our Company due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the area of changes in foreign currency exchange rates as measured against the United States dollar, which risk is directly related to our normal operating activities. Historically, and as of December 31, 1998, we have not used derivative instruments or engaged in hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our financial statements and the report of the independent public accountants appear on pages F-1 through [F-18] of this Report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information required by this item concerning the Company's directors is incorporated by reference to the information set forth in the sections entitled "Proposal No. 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1998 (the "1999 Proxy Statement"), except that the information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Registrant" at the end of Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled "Proposal No. 1: Election of Directors -- Director Compensation" and "Executive Officer Compensation" in the Company's 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Beneficial Share Ownership by Principal Stockholders and Management" in the Company's 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Transactions" in the Company's 1999 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

     3. Exhibits:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Share Purchase Agreement dated June 12, 1998 by and among
                           Registrant, MSB Consultants Limited and the shareholders
                           of MSB (which is incorporated herein by reference to
                           Exhibit 2 to the Registrant's Current Report on Form 8-K
                           filed June 26, 1998).
           2.2           -- Share Acquisition Agreement dated September 30, 1998 by and among Registrant and the shareholders of Century
                           Analysis Incorporated (which is incorporated herein by
                           reference to Exhibit 2.1 to the Registrant's Current
                           Report on Form 8-K filed October 14, 1998).
           3.1           -- Amended and Restated Certificate of Incorporation, as
                           amended through May 21, 1997 (which is incorporated herein by reference to Exhibit 3.4 to the Registrant's
                           Registration Statement on Form S-1, Registration No.
                           333-20189 ("Registrant's 1997 S-1")).
           3.2           -- Amended and Restated Bylaws of Registrant, as amended
                           through February 2, 1998 (which is incorporated by
                           reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
           3.3           -- Certificate of Determination of Rights, Preferences and
                           Privileges of Series A Preferred Stock (included in
                           Exhibit 4.1).
           4.1           -- Form of Registrant's Common Stock Certificate (which is incorporated herein by reference to Exhibit 4.1 to the
                           Registrant's 1997 S-1).
           4.2           -- Preferred Shares Right Agreement, dated as of August 5,
                           1998 between the Registrant and Bank Boston N.A.,
                           including the Certificate of Designator, the Form of
                           Rights Certificate and the Summary of Rights attached
                           thereto as Exhibits A, B and C, respectively (which is
                           incorporated herein by reference to Exhibit 1 to the
                           Registrant's Registration Statement on Form 8-K/A
                           Amendment No. 1 filed August 17, 1998).
          10.1*          -- Form of Indemnification Agreement entered into by
                           Registrant with each of its directors and executive
                           officers (which is incorporated herein by reference to
                           Exhibit 10.1 to the Registrant's 1997 S-1).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.2*          -- 1995 Stock Option Plan, (amended and restated as of
                           January 3, 1997) and related agreements (which is
                           incorporated herein by reference to Exhibit 10.2 to the
                           Registrant's 1997 S-1).
          10.3*          -- 1997 Director Option Plan and related agreements (which is incorporated herein by reference to Exhibit 10.3 to the
                           Registrant's 1997 S-1).
          10.4*          -- 1997 Employee Stock Purchase Plan and related agreements
                           (which is incorporated herein by reference to Exhibit 10.4 to the Registrant's 1997 S-1).
          10.5*          -- 1998 Nonstatutory Stock Option Plan and related
                           agreements.
          10.6           -- Warrant to Purchase Stock issued to Silicon Valley Bank dated April 12, 1996 (which is incorporated herein by
                           reference to Exhibit 10.5 to the Registrant's 1997 S-1).
          10.7           -- Registration Rights Agreement between the Registrant and certain parties named therein dated May 9, 1995 (which is
                           incorporated herein by reference to Exhibit 10.9 to the
                           Registrant's 1997 S-1).
          10.8           -- Amendment No. 1 to Registration Rights Agreement between the Registrant and certain parties named therein dated
                           September 20, 1995 (which is incorporated herein by
                           reference to Exhibit 10.10 to the Registrant's 1997 S-1).
          10.9           -- Amendment No. 2 to Registration Rights Agreement between the Registrant and certain parties named therein dated
                           June 3, 1996 (which is incorporated herein by reference to
                           Exhibit 10.11 to the Registrant's 1997 S-1).
          10.10          -- Lease Agreement between the Registrant and State of
                           California Public Employees' Retirement System for the
                           property at 7400 East Orchard Road, Suite 230, Englewood,
                           CO dated October 12, 1994 and Commencement Date Agreement
                           dated January 23, 1995 in connection therewith (which is
                           incorporated herein by reference to Exhibit 10.12 to the
                           Registrant's 1997 S-1).
          10.11          -- Standard Commercial Lease Agreement between the
                           Registrant and Greenwood Plaza Partners, LLC dated October
                           9, 1998.
          10.12          -- Master Agreement for Professional Services between the
                           Registrant and Merrill Lynch, Pierce, Fenner & Smith
                           Incorporated dated March 1, 1995 and related agreements
                           (which is incorporated herein by reference to Exhibit
                           10.13 to the Registrant's 1997 S-1).
          10.13          -- Value Added Reseller Agreement between the Registrant and
                           SunGard Systems International Inc. dated December 31, 1996
                           (which is incorporated herein by reference to Exhibit
                           10.14 to the Registrant's 1997 S-1).
          23.1           -- Consent of Arthur Andersen LLP.
          24.1           -- Power of Attorney (which is included on page 34 herein).
          27             -- Financial Data Schedule.

---------------

* Indicates management compensatory plan, contract or arrangement.

     (b) Reports on Form 8-K.

     1. A Current Report on Form 8-K was filed with the Securities and Exchange Commission by NEON on October 14, 1998 to report the announcement of the acquisition of all the outstanding capital stock of Century Analysis Incorporated ("CAI"), as amended on Forms 8-K/A filed on November 18, 1998 to provide certain pro forma financial information relating to the business combination with CAI.

                                       SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March 1999.

                                           NEW ERA OF NETWORKS, INC.

                                           By:      /s/ STEPHEN E. WEBB
                                           -------------------------------------
                                           Stephen E. Webb,
                                           Senior Vice President and Chief
                                           Financial Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant on March 29, 1999 and in the capacities indicated:

                      SIGNATURE                                       TITLE
                      ---------                                       -----

           /s/ GEORGE F. (RICK) ADAM, JR.               President and Chief Executive
-----------------------------------------------------     Officer and Director (principal
             George F. (Rick) Adam, Jr.                   executive officer)

                /s/ HAROLD A. PISKIEL                   Executive Vice President, Chief
-----------------------------------------------------     Technology Officer and Director
                  Harold A. Piskiel

                 /s/ STEPHEN E. WEBB                    Senior Vice President and Chief
-----------------------------------------------------     Financial Officer (principal
                   Stephen E. Webb                        financial officer)

                 /s/ JAMES C. PARKS                     Vice President of Finance and
-----------------------------------------------------     Controller (principal accounting
                   James C. Parks                         officer)

                 /s/ STEVEN LAZARUS                     Director
-----------------------------------------------------
                   Steven Lazarus

                 /s/ MARK L. GORDON                     Director
-----------------------------------------------------
                   Mark L. Gordon

                   /s/ JAMES REEP                       Director
-----------------------------------------------------
                     James Reep

                      SIGNATURE                                       TITLE
                      ---------                                       -----

              /s/ ELISABETH W. IRELAND                  Director
-----------------------------------------------------
                Elisabeth W. Ireland

               /s/ PATRICK J. FORTUNE                   Director
-----------------------------------------------------
                 Patrick J. Fortune

               /s/ JOSEPH E. KASPUTYS                   Director
-----------------------------------------------------
                 Joseph E. Kasputys

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To New Era of Networks, Inc.:

     We have audited the accompanying consolidated balance sheets of NEW ERA OF NETWORKS, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Era of Networks, Inc., as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Denver, Colorado,
January 26, 1999

                           NEW ERA OF NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1998           1997
                                                              ------------   ------------
Current assets:
  Cash and cash equivalents.................................  $174,173,008   $  7,150,362
  Short-term investments in marketable securities...........    10,658,577     10,514,390
  Accounts receivable, net of allowance for uncollectible
    accounts of $800,000 and $300,000, respectively.........    28,310,275     11,072,850
  Unbilled revenue..........................................     3,124,536      1,667,456
  Prepaid expenses and other................................     2,356,324      1,020,394
  Deferred income taxes, net................................       147,300             --
                                                              ------------   ------------
         Total current assets...............................   218,770,020     31,425,452
                                                              ------------   ------------
Property and equipment:
  Computer equipment and software...........................     9,327,048      2,725,144
  Furniture, fixtures and equipment.........................     2,360,538        640,218
  Leasehold improvements....................................     1,569,125         86,563
                                                              ------------   ------------
                                                                13,256,711      3,451,925
  Less-accumulated depreciation.............................    (2,701,024)    (1,036,088)
                                                              ------------   ------------
  Property and equipment, net...............................    10,555,687      2,415,837
Long-term investments in marketable securities..............    11,259,810      5,059,227
Intangibles, net............................................    51,876,649        840,679
Deferred income taxes, net..................................     4,845,500             --
Other assets, net...........................................     1,370,283        487,980
                                                              ------------   ------------
         Total assets.......................................  $298,677,949   $ 40,229,175
                                                              ============   ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  5,650,308   $  2,171,722
  Accrued liabilities.......................................     7,856,926      2,081,959
  Current portion of bank borrowings........................            --         66,963
  Deferred revenue..........................................     9,406,637      1,177,262
                                                              ------------   ------------
         Total current liabilities..........................    22,913,871      5,497,906
Deferred revenue............................................       149,137             --
                                                              ------------   ------------
         Total liabilities..................................    23,063,008      5,497,906
                                                              ------------   ------------
Commitments and contingencies (Note 8)
Stockholders' equity (Note 6):
  Preferred stock, 2,000,000 shares authorized; none issued
    or outstanding at December 31, 1998.....................            --             --
  Common stock, $.0001 par value, 45,000,000 shares
    authorized, 30,333,778 and 18,212,314, shares issued and
    outstanding as of December 31, 1998 and 1997,
    respectively............................................         3,033          1,822
  Additional paid-in capital................................   295,570,769     46,190,279
  Accumulated deficit.......................................   (20,016,790)   (11,517,978)
  Cumulative other comprehensive income (cumulative
    translation adjustment).................................        57,929         57,146
                                                              ------------   ------------
         Total stockholders' equity.........................   275,614,941     34,731,269
                                                              ------------   ------------
         Total liabilities and stockholders' equity.........  $298,677,949   $ 40,229,175
                                                              ============   ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                           NEW ERA OF NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                           1998          1997          1996
                                                       ------------   -----------   -----------
Revenues:
  Software licenses..................................  $ 40,975,703   $15,969,840   $ 3,382,464
  Services and maintenance...........................    24,838,370     6,675,602     3,762,223
                                                       ------------   -----------   -----------
          Total revenues.............................    65,814,073    22,645,442     7,144,687
                                                       ------------   -----------   -----------
Cost of revenues:
  Cost of software licenses..........................     1,701,458       899,710     1,021,849
  Cost of services and maintenance...................    12,906,012     4,442,908     2,306,370
                                                       ------------   -----------   -----------
          Total cost of revenues.....................    14,607,470     5,342,618     3,328,219
                                                       ------------   -----------   -----------
Gross profit.........................................    51,206,603    17,302,824     3,816,468
                                                       ------------   -----------   -----------
Operating expenses:
  Sales and marketing................................    21,941,568     8,823,830     4,424,554
  Research and development...........................    15,839,483     7,730,411     3,658,493
  General and administrative.........................     6,571,100     2,334,185     1,466,594
  Charge for acquired in-process research and
     development.....................................    17,597,000     2,600,000            --
  Amortization of intangibles........................     1,778,410        65,836            --
                                                       ------------   -----------   -----------
          Total operating expenses...................    63,727,561    21,554,262     9,549,641
                                                       ------------   -----------   -----------
Loss from operations.................................   (12,520,958)   (4,251,438)   (5,733,173)
Other income, net....................................     2,743,746       744,805        60,855
                                                       ------------   -----------   -----------
Loss before provision for income taxes...............    (9,777,212)   (3,506,633)   (5,672,318)
Income tax benefit...................................     1,278,400            --            --
                                                       ------------   -----------   -----------
Net loss.............................................  $ (8,498,812)  $(3,506,633)  $(5,672,318)
                                                       ============   ===========   ===========
Net loss per common share, basic and diluted.........  $      (0.38)  $     (0.32)  $     (2.10)
                                                       ============   ===========   ===========
Weighted average shares of common stock outstanding
  (Note 2)...........................................    22,277,472    10,958,302     2,706,552
                                                       ============   ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                           NEW ERA OF NETWORKS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            SERIES A, SERIES B AND
                                             SERIES C CONVERTIBLE
                                               PREFERRED STOCK           COMMON STOCK        ADDITIONAL
                                           ------------------------   -------------------     PAID-IN      ACCUMULATED
                                             SHARES       AMOUNT        SHARES     AMOUNT     CAPITAL        DEFICIT
                                           ----------   -----------   ----------   ------   ------------   ------------
BALANCES, December 31, 1995..............  15,352,367   $ 3,875,000    2,673,548   $ 266    $     18,276   $ (2,302,571)
  Issuance of Series C convertible
    preferred stock for cash of
    $7,510,000, net of issuance costs of
    $36,456..............................   4,664,596     7,510,000           --      --              --        (36,456)
  Issuance of common stock to an employee
    in exchange for services.............          --            --       35,554       4          39,996             --
  Issuance of common stock upon exercise
    of stock options.....................          --            --        9,080       2          10,218             --
  Issuance of common stock options and
    warrants in exchange for services....          --            --           --      --          72,917             --
        Net loss.........................          --            --           --      --              --     (5,672,318)
                                           ----------   -----------   ----------   ------   ------------   ------------
BALANCES, December 31, 1996..............  20,016,963    11,385,000    2,718,182     272         141,407     (8,011,345)
  Issuance of common stock upon initial
    public offering, net of issuance
    costs of $3,861,852..................          --            --    6,348,000     634      34,225,513             --
  Conversion of preferred stock --
    Series A.............................  (9,169,028)   (2,000,000)   4,075,122     408       1,999,592             --
    Series B.............................  (6,183,339)   (1,875,000)   2,748,148     274       1,874,726             --
    Series C.............................  (4,664,596)   (7,510,000)   2,073,148     208       7,509,792             --
  Issuance of common stock upon exercise
    of stock options.....................          --            --      249,714      26         439,249             --
  Cumulative translation adjustment......          --            --           --      --              --             --
        Net loss.........................          --            --           --      --              --     (3,506,633)
                                           ----------   -----------   ----------   ------   ------------   ------------
BALANCES, December 31, 1997..............          --            --   18,212,314   1,822      46,190,279    (11,517,978)
  Issuance of common stock in public
    offerings, net of issuance costs of
    $12,308,142..........................          --            --    9,537,000     954     204,321,780             --
  Issuance of common stock upon exercise
    of stock options and warrants........          --            --      862,064      85       2,774,215             --
  Issuance of common stock in business
    combinations.........................          --            --    1,548,124     155      38,151,812             --
  Tax benefit related to the exercise of
    stock options........................          --            --           --      --       3,225,488             --
  Issuance of common stock in connection
    with Employee Stock Purchase Plan....          --            --      174,276      17         907,195             --
  Cumulative translation adjustment......          --            --           --      --              --             --
        Net loss.........................          --            --           --      --              --     (8,498,812)
                                           ----------   -----------   ----------   ------   ------------   ------------
BALANCES, December 31, 1998..............          --   $        --   30,333,778   $3,033   $295,570,769   $(20,016,790)
                                           ==========   ===========   ==========   ======   ============   ============


                                               OTHER
                                           COMPREHENSIVE
                                              INCOME           TOTAL
                                           -------------   -------------
BALANCES, December 31, 1995..............     $    --      $  1,590,971
  Issuance of Series C convertible
    preferred stock for cash of
    $7,510,000, net of issuance costs of
    $36,456..............................          --         7,473,544
  Issuance of common stock to an employee
    in exchange for services.............          --            40,000
  Issuance of common stock upon exercise
    of stock options.....................          --            10,220
  Issuance of common stock options and
    warrants in exchange for services....          --            72,917
        Net loss.........................          --        (5,672,318)
                                              -------      ------------
BALANCES, December 31, 1996..............          --         3,515,334
  Issuance of common stock upon initial
    public offering, net of issuance
    costs of $3,861,852..................          --        34,226,147
  Conversion of preferred stock --
    Series A.............................          --                --
    Series B.............................          --                --
    Series C.............................          --                --
  Issuance of common stock upon exercise
    of stock options.....................          --           439,275
  Cumulative translation adjustment......      57,146            57,146
        Net loss.........................          --        (3,506,633)
                                              -------      ------------
BALANCES, December 31, 1997..............      57,146        34,731,269
  Issuance of common stock in public
    offerings, net of issuance costs of
    $12,308,142..........................          --       204,322,734
  Issuance of common stock upon exercise
    of stock options and warrants........          --         2,774,300
  Issuance of common stock in business
    combinations.........................          --        38,151,967
  Tax benefit related to the exercise of
    stock options........................          --         3,225,488
  Issuance of common stock in connection
    with Employee Stock Purchase Plan....          --           907,212
  Cumulative translation adjustment......         783               783
        Net loss.........................          --        (8,498,812)
                                              -------      ------------
BALANCES, December 31, 1998..............     $57,929      $275,614,941
                                              =======      ============

                                                                                                             NET LOSS
                                                                                                           ------------
Presentation of Comprehensive Income
  (Loss):
  Year ended December 31, 1996...........                                                                  $ (5,672,318)
  Year ended December 31, 1997...........                                                                    (3,506,633)
  Year ended December 31, 1998...........                                                                    (8,498,812)

                                               OTHER           TOTAL
                                           COMPREHENSIVE   COMPREHENSIVE
                                              INCOME           LOSS
                                           -------------   -------------
Presentation of Comprehensive Income
  (Loss):
  Year ended December 31, 1996...........     $    --      $ (5,672,318)
  Year ended December 31, 1997...........      57,146        (3,449,487)
  Year ended December 31, 1998...........         783        (8,498,029)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                           NEW ERA OF NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                                  1998            1997           1996
                                                              ------------    ------------    -----------
Cash flows from operating activities:
  Net loss..................................................  $ (8,498,812)   $ (3,506,633)   $(5,672,318)
  Adjustments to reconcile net loss to net cash used in
    operating activities-
    Depreciation and amortization...........................     3,459,187         701,636        324,182
    Charge for acquired in-process research and
      development...........................................    17,597,000       2,600,000             --
    Provision for deferred income taxes.....................    (4,992,800)             --             --
    Imputed interest on purchase consideration..............        90,000              --             --
    Issuance of common stock and common stock options for
      services..............................................            --              --        126,417
    Loss on sale of property and equipment..................            --              --         16,943
    Changes in assets and liabilities --
      Accounts receivable, net..............................   (13,087,311)     (7,430,450)    (1,639,085)
      Unbilled revenue......................................      (918,453)     (2,261,319)            --
      Prepaid expenses and other assets.....................    (1,270,191)     (1,030,195)      (303,759)
      Accounts payable......................................     1,228,156         980,815        309,870
      Accrued liabilities...................................     1,794,786         345,003      1,252,820
      Deferred revenue......................................     3,071,143         950,622        151,800
                                                              ------------    ------------    -----------
        Net cash used in operating activities...............    (1,527,295)     (8,650,521)    (5,433,130)
                                                              ------------    ------------    -----------
Cash flows from investing activities:
  Purchases of short-term investments in marketable
    securities..............................................   (12,161,058)    (10,514,390)      (500,000)
  Proceeds from sales of short-term investments.............    12,016,871         500,000        102,532
  Purchases of long-term investments in marketable
    securities..............................................    (6,200,583)     (5,059,227)            --
  Business combinations, net of cash acquired...............   (22,160,671)     (2,800,000)            --
  Purchases of equity investments...........................      (400,000)             --             --
  Proceeds from sale of property and equipment..............            --              --          5,654
  Purchases of property and equipment.......................    (7,273,860)     (1,811,744)    (1,131,053)
  Purchase of developed software............................      (600,000)             --             --
                                                              ------------    ------------    -----------
        Net cash used in investing activities...............   (36,779,301)    (19,685,361)    (1,522,867)
                                                              ------------    ------------    -----------
Cash flows from financing activities:
  Proceeds from issuances of common stock...................   220,312,388      38,527,274         10,220
  Common stock issuance costs...............................   (12,308,142)     (3,861,852)            --
  Tax benefit related to the exercise of stock options......     3,225,488              --             --
  Proceeds from issuance of preferred stock.................            --              --      7,510,000
  Preferred stock issuance costs............................            --              --        (36,456)
  Proceeds from note payable to stockholder.................            --              --        104,709
  Payments on note payable stockholder......................            --              --       (422,867)
  Proceeds from notes payable to banks......................            --         609,807      2,545,116
  Principal payments on notes payable to banks..............    (5,830,772)     (2,676,451)    (1,002,286)
                                                              ------------    ------------    -----------
        Net cash provided by financing activities...........   205,398,962      32,598,778      8,708,436
                                                              ------------    ------------    -----------
Effect of exchange rate changes on cash.....................       (69,720)             --             --
Net increase in cash and cash equivalents...................   167,092,366       4,262,896      1,752,439
Cash and cash equivalents, beginning of period..............     7,150,362       2,887,466      1,135,027
                                                              ------------    ------------    -----------
Cash and cash equivalents, end of period....................  $174,173,008    $  7,150,362    $ 2,887,466
                                                              ============    ============    ===========
Supplemental cash flow information:
  Cash paid during the year for --
    Interest................................................  $     46,675    $     95,661    $    25,007
                                                              ============    ============    ===========
    Taxes...................................................  $    370,085    $         --    $        --
                                                              ============    ============    ===========
Supplemental disclosure of non-cash information:
  Common stock issued for business combinations.............  $ 38,151,967    $         --    $        --
                                                              ============    ============    ===========
  Accrued business combination costs........................  $    496,511    $     20,160    $        --
                                                              ============    ============    ===========
  Accrued deferred offering costs...........................  $    484,665    $         --    $        --
                                                              ============    ============    ===========
  Conversion of preferred stock to common stock.............  $         --    $ 11,385,000    $        --
                                                              ============    ============    ===========
  Issuance of common stock to employees in exchange for
    services................................................  $         --    $         --    $    40,000
                                                              ============    ============    ===========
  Issuance of common stock options and warrants in exchange
    for services............................................  $         --    $         --    $    72,917
                                                              ============    ============    ===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                           NEW ERA OF NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

(1) DESCRIPTION OF BUSINESS

     New Era of Networks, Inc. and its consolidated subsidiaries (collectively referred to herein as "NEON" or the "Company") develops, markets and supports Enterprise Application Integration ("EAI") software and services. The Company's architectural platform provides organizations with a structured software platform for the rapid and efficient integration and ongoing maintenance of disparate systems and applications across the enterprise. The Company's packaged software solutions support EAI across popular hardware platforms, operating systems, and database types. NEON has four product offerings: MQSeries Integrator, NEON Integration Adapters, NEON Integration Options and NEON Integration Applications.

     The Company markets its software and related services primarily through its direct sales organization, complemented by other indirect sales channels including VARs, OEMs and international distributors. Through December 31, 1998, the Company has shipped software products or provided integration services to approximately 700 customers worldwide.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

  Foreign Currency Translation

     The functional currency of the Company's foreign subsidiaries is their local currency. Assets and liabilities of international subsidiaries are translated to U.S. dollars at year-end exchange rates, and income statement items are translated at average exchange rates for the year. Resulting translation adjustments are recorded as a separate component of equity. Gains and losses resulting from foreign currency transactions are included in income.

     Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translation) or realized (upon settlement of the transactions). Unrealized transaction gains and losses applicable to permanent investments by the Company in its foreign subsidiaries are included as cumulative translation adjustments, and unrealized translation gains or losses applicable to short-term intercompany receivables from or payables to the Company and its foreign subsidiaries are included in income.

  Revenue Recognition

     The Company generates revenue from sales of software licenses and professional service arrangements. The Company recognizes license fee revenue when the licensed software has been delivered, customer acceptance has occurred, all significant Company obligations have been satisfied, payment is due within twelve months and the fee is fixed, determinable and deemed collectible. Software maintenance revenue related to software licenses is recognized ratably over the term of each maintenance arrangement. Revenue from professional service arrangements is recognized on either a time and materials or progress-to-completion basis as the services are performed and amounts due from customers are deemed collectible and contractually nonrefundable. To date, all progress-to-completion projects have generally been performed over periods of less than one year. At each reporting date, the Company evaluates each project and determines whether an accrual for estimated losses is required. Revenues recognized under the progress-to-completion basis, which have not yet been invoiced, are recorded as unbilled revenues in the accompanying consolidated balance sheets.

     Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue in the accompanying consolidated balance sheets. As of December 31, 1998 and 1997, the total deferred revenue was $9,555,774 and $1,177,262, respectively.

                           NEW ERA OF NETWORKS, INC.

  Cost of Services and Maintenance

     Cost of services related to professional service arrangements and maintenance include the direct labor costs incurred plus a related overhead allocation. Service contracts that are material in amount are generally performed on a time and materials basis. Service contracts performed on a fixed-fee basis are generally completed in less than 90 days or are routine in nature.

  Research and Development

     Research and development costs are expensed as incurred and include salaries, supplies and other direct costs.

  Cash Equivalents and Short-Term Investments in Marketable Securities

     The Company invests certain of its excess cash in government and corporate debt instruments. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The recorded amounts for cash equivalents and short-term investments approximate fair market value due to the short-term nature of these financial instruments. Under the criteria set forth in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), debt and marketable equity securities are required to be classified in one of three categories: trading, available-for-sale, or held to maturity. The Company's debt and equity securities qualify under the provisions of SFAS 115 as available-for-sale. Such securities are recorded at fair value, and unrealized holding gains and losses, net of the related tax effect, are not reflected in earnings but are reported as a separate component of stockholders' equity (deficit) until realized. A decline in the market value of an available-for-sale security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. For the years ended December 31, 1998 and 1997, the effect of adopting SFAS 115 was immaterial.

     Realized gains and losses are determined on the specific identification method and are reflected in income. Interest on corporate bonds is accrued through the balance sheet date.

  Long-Term Investments in Marketable Securities

     Included in long-term investments in the accompanying consolidated balance sheets are investments in certain debt instruments with maturities are greater than 12 months. The Company carries such investments at amortized cost as it intends to hold such investments to maturity. At December 31, 1998 and 1997, the recorded amounts for long-term investments approximate fair market value.

  Property and Equipment, net

     Depreciation of property and equipment is computed on a straight-line basis over the following estimated useful lives:

Computer equipment and software.............................     3 years
Furniture, fixtures and equipment...........................   5-7 years
Leasehold improvements......................................   2-5 years

     Depreciation expense was approximately $1,665,000, $633,000 and $314,000 in 1998, 1997 and 1996, respectively.

  Software Development Costs

     Under the criteria set forth in Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development

                           NEW ERA OF NETWORKS, INC.

costs begins upon the establishment of technological feasibility of the product and ends when the product is ready for general release. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. Capitalized costs will be amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of each product, ranging from three to five years. As of December 31, 1998, the Company had not capitalized any costs in accordance with this pronouncement.

     As of December 31, 1998 and 1997, the Company has recorded approximately $7,069,000 and $460,000 allocated to software products acquired in business combinations and purchases, which is included in Intangibles, net in the accompanying consolidated balance sheets. The Company recognized approximately $562,000 and $51,000 of amortization expense in 1998 and 1997, respectively, related to such capitalized costs. Unamortized costs of $7,055,113 and $408,892 are included in intangibles, net as of December 31, 1998 and 1997, respectively.

  Goodwill

     The Company recorded goodwill in connection with the purchase business combinations described in Note 3 in the aggregate amount of approximately $46,053,000 that is being amortized on a straight-line basis over seven- to ten-year periods. Amortization recognized for 1998 and 1997 was approximately $1,216,000 and $15,000, respectively. Unamortized costs of $44,821,536 and $295,240 are included in Intangibles, net in the accompanying consolidated balance sheets as of December 31, 1998 and 1997, respectively.

  Income Taxes

     The current provision for income taxes represents actual or estimated amounts payable or refundable on tax returns filed or to be filed for each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the basis of assets and liabilities and amounts reported in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryforwards. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. Deferred tax assets are reduced by a valuation allowance based on an assessment of available evidence if deemed more likely than not that some or all of the deferred tax assets will not be realized (see
Note 5).

  Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The purpose of SFAS 130 is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners. The Company adopted SFAS 130 during fiscal 1998. The only component of other comprehensive income that has impacted the Company through December 31, 1998 is cumulative translation adjustments.

                           NEW ERA OF NETWORKS, INC.

  Net Loss Per Common Share

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), by retroactively restating loss per share amounts for all periods presented. Under SFAS 128, basic earnings (loss) per share is determined by dividing net income (loss) from continuing operations available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share includes the effects of potentially issuable common stock, but only if dilutive. The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. The if-converted method is used for convertible securities. Because of reported losses, there are no differences between basic and diluted per share amounts for the Company for any of the years presented.

     Potentially dilutive securities excluded under SFAS 128 as antidilutive are as follows:

                                                               DECEMBER 31,
                                                     ---------------------------------
                                                       1998        1997        1996
                                                     ---------   ---------   ---------
Number of common shares issuable upon --
  Conversion of Series Preferred Stock (Note 6)....         --          --   8,896,418
  Exercise of outstanding stock options (Note 6)...  5,369,512   4,204,050   2,754,212

  Concentration of Credit Risk

     The Company's accounts receivable are concentrated with certain customers in the financial services industry. During the years ended December 31, 1998 and 1997, the Company recognized approximately 57% and 72%, respectively, of its revenue from financial services industry clients (see Note 8).

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

  Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  New Accounting Pronouncements

     In the year 2000, the Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Among other things, the statement requires that an entity recognize all derivative instruments on the balance sheet as either assets or liabilities, and to account for those instruments at fair value. Adoption of SFAS 133 is not expected to have a material impact on the Company's financial position or results of operations.

     Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued in March 1998. SOP 98-1, among other things, requires that certain costs of internal use software, whether purchased or developed internally, be capitalized and amortized over the estimated useful life of the software. SOP 98-1 was adopted by the Company in 1998 and did not have a material impact on the financial position or results of operations of the Company.

                           NEW ERA OF NETWORKS, INC.

     SOP 98-5, "Reporting on the Costs of Start-Up Activities," was issued in April 1998. SOP 98-5 requires, among other things, that the costs related to start-up activities of a new entity, facility, product or service be expensed. Adoption of SOP 98-5 is required as of January 1, 1999 and will not have a material impact on the results of operations of the Company.

  Reclassifications

     Certain reclassifications have been made in prior years' financial statements to conform to the 1998 presentation.

(3) BUSINESS COMBINATIONS

  Century Analysis Incorporated

     Effective as of September 1, 1998, the Company acquired all of the outstanding capital stock of Century Analysis Inc., a California corporation ("CAI"), by means of a Share Acquisition Agreement by and among CAI, the shareholders of CAI and the Company.

     The aggregate consideration paid by the Company was $41,000,000, payable as follows: approximately $21,000,000 in cash, approximately $2,018,000 in short-term notes payable to CAI shareholders, and approximately $18,000,000 through the issuance of 880,062 unregistered shares of the Company's common stock. The Company also issued stock options exercisable for shares of the Company's common stock to assume all outstanding CAI stock options valued at approximately $1,000,000. An additional 391,138 unregistered shares of the Company's common stock, valued at approximately $15,600,000, were issued in December 1998 upon the achievement of certain performance criteria by CAI. Fees and expenses related to the acquisition were approximately $1,500,000. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, liabilities and operating results of CAI have been included in the accompanying consolidated financial statements from the effective date of the acquisition.

     An independent valuation of CAI's net assets was performed to assist in the allocation of the purchase price. Approximately $13,857,000 of the purchase price represented the intangible value of in-process research and development projects that had not yet reached technological feasibility. The related technology has no alternative future use and will require substantial additional development by the Company. This amount was charged to operations in the quarter ended September 30, 1998. A portion of the purchase price was also assigned to marketable software products ($5,814,000) and goodwill ($44,930,000), which are being amortized on a straight-line basis over five-and ten-year periods, respectively. CAI's other assets were valued at approximately $6,800,000 and its liabilities assumed totaled approximately $12,500,000.

  MSB Consultants Limited

     Effective as of June 1, 1998, the Company acquired all of the outstanding capital stock of MSB Consultants Limited ("MSB"), a corporation organized under the laws of the United Kingdom, by means of a Share Purchase Agreement by and among the shareholders of MSB and the Company.

     The aggregate consideration paid by the Company was $4,800,000, of which $1,200,000 was paid in cash and approximately $3,600,000 was paid through the issuance of 276,924 unregistered shares of common stock of the Company. Additional unregistered shares having a total value upon issuance of up to $3,000,000 may also be issued to shareholders of MSB upon the achievement of certain performance targets during the two-year period following the closing. The fees and expenses related to the acquisition were approximately $375,000. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, liabilities and operating results of MSB have been included in the accompanying consolidated financial statements from the effective date of the acquisition.

                           NEW ERA OF NETWORKS, INC.

     An independent valuation of MSB's net assets was performed to assist in the allocation of the purchase price. Approximately $3,740,000 of the purchase price represented the intangible value of in-process research and development projects that had not yet reached technological feasibility. The related technology has no alternative future use and will require substantial additional development by the Company. This amount was charged to operations in the quarter ended June 30, 1998. A portion of the purchase price was also assigned to marketable software products ($770,000) and goodwill ($698,000) which are being amortized on a straight-line basis over three- and seven-year periods, respectively. MSB's other assets were valued at $963,000 and its liabilities assumed totaled $996,000.

  Menhir Limited

     Effective September 1, 1997, the Company acquired all of the outstanding capital stock of Menhir Limited ("Menhir"), a corporation organized under the laws of the United Kingdom by means of a Share Purchase Agreement by and among Menhir, the shareholders of Menhir, and Limited (the "Purchase Agreement"). The total purchase price of $2,800,000, plus fees and expenses of approximately $200,000, was paid in cash. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Menhir have been included in the accompanying consolidated financial statements from the effective date of the acquisition.

     An independent valuation of Menhir's net assets was completed to assist in allocation of the purchase price. Approximately $2,600,000 of the purchase price represented the intangible value of in-process research and development projects that had not yet reached technological feasibility. The related technology had no alternative future use and will require substantial additional development by the Company. This amount was charged to operations in the quarter ended September 30, 1997. A portion of the purchase price was also assigned to marketable software products ($460,000) and goodwill ($310,000) which are being amortized on a straight-line basis over three- and seven-year periods, respectively. Menhir's other assets assumed in the transaction were valued at approximately $1,063,000 and liabilities assumed were approximately $1,433,000.

     The following unaudited tabulations present the pro forma effect of the above described business combinations on the Company's results of operations for the years ended December 31, 1998 and 1997, as if the transactions occurred on January 1 of each year presented. Adjustments are reflected for additional amortization of intangibles and the interest on the cash portion of the purchase prices. Pro forma shares outstanding at December 31, 1997 also assume additional shares outstanding sufficient to fund the cash portion of the CAI purchase price. The pro forma results have not been adjusted for charges related to acquired in-process research and development of $17,597,000 in 1998 and $2,600,000 in 1997.

                                                   FOR THE YEAR ENDED DECEMBER 31, 1998
                                         --------------------------------------------------------
                                                         HISTORICAL
                                                         RESULTS OF     PRO FORMA
                                         AS REPORTED    ACQUISITIONS   ADJUSTMENTS    PRO FORMA
                                         ------------   ------------   -----------   ------------
Revenues...............................  $ 65,814,073   $ 9,047,448    $        --   $ 74,861,521
Income (loss) from operations..........  $(12,520,958)  $(4,637,195)   $(4,438,431)  $(21,596,584)
Net income (loss)......................  $ (8,498,812)  $(4,927,730)   $(5,340,931)  $(18,767,473)
Net (loss) per share, basic and
  diluted..............................  $      (0.38)  $                            $      (0.80)
Historical pro forma weighted average
  shares of common stock outstanding,
  basic and diluted....................    22,277,472                                  23,370,703

                           NEW ERA OF NETWORKS, INC.

                                                   FOR THE YEAR ENDED DECEMBER 31, 1997
                                         --------------------------------------------------------
                                                         HISTORICAL
                                                         RESULTS OF     PRO FORMA
                                         AS REPORTED    ACQUISITIONS   ADJUSTMENTS    PRO FORMA
                                         ------------   ------------   -----------   ------------
Revenues...............................  $ 22,645,442   $23,653,995    $        --   $ 46,299,437
Income (loss) from operations..........  $ (4,251,438)  $(1,172,251)   $(6,156,173)  $(11,579,862)
Net income (loss)......................  $ (3,506,633)  $(1,803,910)   $(6,945,173)  $(12,255,716)
Net (loss) per share, basic and
  diluted..............................  $      (0.32)  $                            $      (0.85)
Historical pro forma weighted average
  shares of common stock outstanding,
  basic and diluted....................    10,958,302                                  14,423,092

(4) NOTES PAYABLE

  Notes Payable to Banks

     During 1996, the Company entered into a loan and security agreement with a bank that provides for a revolving facility and an equipment facility. Borrowings of up to $2,000,000 are available under the revolving facility and bear interest at the bank's prime rate plus 1/2%. Borrowings up to $1,000,000 at the bank's prime rate plus 1% can be made for the purchase or refinancing of qualified equipment under the equipment facility. All outstanding borrowings were repaid during 1997, and no balances under these facilities existed at December 31, 1998 or 1997.

     In connection with the loan and security agreement discussed above, the Company issued to the bank warrants which were exercised during 1998 for the purchase of 13,802 shares of Company common stock for $3.63 per share.

(5) INCOME TAX BENEFIT

     The provision (benefit) for income taxes is comprised of the following for the years ended December 31, 1998 and 1997:

                                                                 1998         1997
                                                              -----------   ---------
Current --
  Federal...................................................  $ 2,958,100   $      --
  State.....................................................      697,300          --
  Foreign...................................................       59,000          --
                                                              -----------   ---------
          Total current provision...........................    3,714,400          --
Deferred --
  Federal...................................................   (4,763,900)   (557,400)
  State.....................................................     (874,000)    (65,600)
Increase in valuation allowance.............................      645,100     623,000
                                                              -----------   ---------
          Total deferred benefit............................   (4,992,800)   (623,000)
                                                              -----------   ---------
          Total income tax benefit..........................  $(1,278,400)  $      --
                                                              ===========   =========

                           NEW ERA OF NETWORKS, INC.

     The components of the Company's deferred tax assets and liabilities are as follows:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1998          1997
                                                             -----------   -----------
Deferred tax assets:
  Allowance for bad debts..................................  $   132,200   $    89,000
  Trademark costs..........................................       18,800        22,000
  Accrued vacation.........................................      126,800         7,700
  Tax credits carryforward.................................    1,168,600       520,600
  Net operating loss carryforward..........................    2,142,700     2,734,100
  Purchased intangibles....................................    5,373,800            --
  Other....................................................        5,400         4,500
                                                             -----------   -----------
          Total deferred tax assets........................    8,968,300     3,377,900
Deferred tax liabilities:
  Depreciation.............................................       24,500       (23,000)
                                                             -----------   -----------
          Total deferred tax liabilities...................       24,500       (23,000)
                                                             -----------   -----------
          Total net deferred tax assets....................    8,992,800     3,354,900
Valuation allowance........................................   (4,000,000)   (3,354,900)
                                                             -----------   -----------
Deferred tax assets, net of valuation allowance............  $ 4,992,800   $        --
                                                             ===========   ===========

     Presented in the balance sheets as:

                                                                DECEMBER 31,
                                                              -----------------
                                                                 1998      1997
                                                              ----------   ----
Net current deferred tax assets.............................  $  147,300    $--
Net deferred tax assets, noncurrent.........................  $4,845,500    $--
                                                              ----------    --
Deferred tax assets, net of valuation allowance.............  $4,992,800    $--
                                                              ==========    ==

     The increase in deferred tax assets during 1998 results principally from intangibles acquired from CAI that were expensed, but which must be amortized for tax purposes over 15 years, and additions to tax credit carryovers. The Company also realized reduced U.S. taxes of approximately $3,200,000 for deductions related to the exercise of stock options. As required, the tax benefit from the options was added to paid-in capital and excluded from net income. Without the stock option deductions, carryovers would have been fully utilized and the Company would have paid U.S. federal taxes in 1998. Consequently, it appears more likely than not that at least $5,000,000 of deferred tax assets will be realized, so the valuation allowance was adjusted to $4,000,000. This resulted in recognition of a deferred benefit as shown above as part of the 1998 provision for income taxes. The deferred benefit is offset by a current provision of $3,700,000 consisting of about $500,000 of estimated foreign and state taxes currently payable and a $3,200,000 charge to transfer the tax reduction from stock options to paid-in capital.

     As of December 31, 1998, the Company had net operating loss carryforwards available totaling approximately $2,150,000. These carryforwards expire beginning in 2010. The Company also has research and development tax credit carryforwards of approximately $1,145,000 expiring beginning in 2010.

                           NEW ERA OF NETWORKS, INC.

     The income tax benefit calculated using the federal statutory rate is different than the income tax benefit for financial reporting purposes as follows:

                                                                1998          1997
                                                             -----------   -----------
Income tax benefit at the federal statutory rate...........  $(3,324,252)  $(1,192,300)
State income tax benefit, net of federal tax effect........     (116,575)      (33,000)
Nondeductible expenses, including intangibles charged off,
  but not amortizable for foreign tax purposes.............    1,713,919       974,300
Provision for foreign taxes................................       59,000            --
Other......................................................      369,238            --
Increase in tax credit carryforwards.......................     (624,830)     (372,000)
Change in valuation allowance..............................      645,100       623,000
                                                             -----------   -----------
Net benefit for income taxes...............................  $(1,278,400)  $        --
                                                             ===========   ===========

     Income (loss) before provisions for income taxes reflected in the accompanying consolidated statement of operations is attributable to domestic and foreign sources as follows:

                                                                1998          1997
                                                             -----------   -----------
United States..............................................  $(5,572,682)  $(1,072,333)
United Kingdom.............................................   (4,148,575)   (2,434,300)
Other......................................................      (13,152)           --
Eliminations...............................................      (42,803)           --
                                                             -----------   -----------
Consolidated...............................................  $(9,777,212)  $(3,506,633)
                                                             ===========   ===========

(6) STOCKHOLDERS' EQUITY

  Public Offerings

     In June 1997, the Company completed its initial public offering ("IPO") and issued 6,348,000 shares of its common stock to the public at a price of $6.00 per share. The Company received approximately $34,226,000 of cash, net of underwriting discounts, commissions and other offering costs. Upon completion of the offering, all outstanding shares of Series A, Series B, and Series C preferred stock (a total of 20,016,963 shares) were converted into 8,896,418 shares of common stock.

     In May 1998, the Company sold 4,757,000 shares of its common stock to the public at a price of $11.38 per share, which resulted in net proceeds to the Company of $50,595,000. In December 1998, the Company sold 4,780,000 shares of its common stock to the public at a price of $34.00 per share which resulted in net proceeds to the Company of $153,727,000.

  Reverse Stock Split and Change in Authorized Shares

     On May 16, 1997, the Company's Board of Directors approved the amendment and restatement of the Company's certificate of incorporation to effect (i) a two-for-nine reverse split of the Company's common stock, (ii) an increase in the number of authorized shares of common stock to 45,000,000, (iii) the authorization of 2,000,000 shares of preferred stock undesignated as to series, and (iv) the establishment of a classified board of directors, effective upon the Company's initial public offering, pursuant to which the Board of Directors were divided into three classes having initial terms of one, two and three years, respectively, and subsequent terms of three years. The accompanying consolidated financial statements have been retroactively adjusted with respect to common stock to reflect the reverse stock split. Following approval of the stockholders of certain amendments to the Company's certificate of incorporation, the Series A, Series B, and Series C convertible preferred stock were

                           NEW ERA OF NETWORKS, INC.

converted into shares of common stock on the basis of nine preferred shares for two common shares upon closing of the Offering.

  Stock Split

     On November 11, 1998, the Company's Board of Directors approved a two-for-one stock split, payable in the form of a stock dividend to stockholders of record as of November 23, 1998. All share and per share data in these financial statements have been retroactively adjusted to reflect this stock split.

  Stock Options

     The Company's 1995 Stock Option Plan (the "1995 Plan"), as amended, provides for the grant of options to purchase up to an aggregate of 5,666,666 shares of common stock to employees and nonemployees; of which 266,666 shares are available for grants to non-employees and consultants. In May 1998, the Company's Board of Directors approved an amendment to the 1995 Plan to include a provision providing for automatic increases in the number of shares available for grant each fiscal year. Incentive stock options granted to employees have an exercise price equal to the fair market value of the underlying shares at the date of grant. The exercise price of nonqualified options granted to employees and consultants is determined by the Board of Directors. The term of all options granted may not exceed 10 years; options granted through 1997 have a term of five years. Options vest as determined by the Board, but generally vesting occurs as to one-sixth of the shares after one year, an additional one-third after two years and the remainder after three years from the date of grant. If employment is terminated for any reason, vested options must be exercised within 60 days of termination or they are automatically canceled.

     In 1998, the Company's Board of Directors approved the adoption of an additional option plan for its employees (the "1998 Plan") and reserved 600,000 shares for issuance under the plan. The 1998 Plan provides for the granting of nonstatutory stock options. The Board of Directors determines the term of each award, the exercise price and conditions under which the option becomes exercisable. The term of all options granted may not exceed 10 years; options granted through 1998 have a term of five years. Generally, vesting occurs as to one-sixth of the shares after one year, an additional one-third after two years, and the remainder after three years from the date of grant.

     In connection with the acquisition of CAI, the Company assumed all of the outstanding options of CAI. The CAI options were converted into 102,950 options to purchase the Company's common stock (the "CAI Option Plan"). There will be no future activity under the CAI Option Plan.

  Non-employee Options

     During 1996, the Company granted, from the 1995 Plan, stock options to non-employees for 35,158 shares at a weighted average exercise price of $3.01 per share (range of $1.13 to $7.32) and recognized cost of $72,917 related to these options based on the value of the services received. During 1998 and 1997, 23,154 and 2,666 options to purchase common stock were exercised at $2.50 and $5.63 per share, respectively. At December 31, 1998, 2,672 options remained outstanding and exercisable at a weighted average exercise price of $4.22 per share. The accounting for these options is the same under APB 25 and SFAS 123.

  Director Plan

     The Company adopted an option plan (the "Director Plan") during 1997 for its non-employee directors. The Director Plan provides for the automatic grant to each non-employee director, on the day following the annual shareholder meeting of each year, of an option to purchase 10,000 shares of the Company's common stock at an exercise price equal to the fair market value of the common stock on the date of grant. In addition, each new non-employee director joining the Board of Directors after the Company's initial public offering will automati-

                           NEW ERA OF NETWORKS, INC.

cally be granted an option to purchase 32,332 shares of the Company's common stock at an exercise price equal to the fair market value at date of grant. The Board of Directors has reserved an aggregate of 200,000 shares for issuance under the Director Plan, of which 50,004 remain available for grant at December 31, 1998.

  Employee Stock Purchase Plan

     The Employee Stock Purchase Plan (the "Purchase Plan") permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's eligible compensation or, for the initial plan period (July 1, 1997 through January 31, 1998), 20% of eligible compensation, at a price equal to 85% of the lower of the fair market value of the common stock on the first or last day of the plan period. The Purchase Plan will terminate in ten years. The Board of Directors has reserved an aggregate of 633,332 shares of common stock for issuance under the Purchase Plan, and has approved a provision for an automatic increase in the number of shares available for grant each fiscal year.

  Statement of Financial Accounting Standards No. 123 ("SFAS 123")

     SFAS 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options and similar equity instruments. However, SFAS 123 allows the continued measurement of compensation costs for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided that pro forma disclosures are made of net income or loss and net income or loss per share, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25. Accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during 1998, 1997 and 1996 using the Black-Scholes pricing model and the following weighted average assumptions:

                                                          1998        1997        1996
                                                        ---------   ---------   ---------
Risk-free interest rate...............................       5.10%       5.98%          6%
Expected lives........................................  3.0 years   3.0 years   3.0 years
Expected volatility...................................       65.5%       49.5%         84%
Expected dividend yield...............................          0%          0%          0%

     To estimate expected lives of options for this valuation, it was assumed options will be exercised upon becoming fully vested at the end of three years. For the periods ended December 31, 1996 and 1995, all options were assumed to vest. During 1998 and 1997, a forfeiture rate of 15% was assumed on all option grants. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Because the Company's common stock was not publicly traded at December 31, 1996, the expected market volatility for 1996 was based on an average of five other companies deemed to have characteristics similar to the Company for periods subsequent to their IPO's. Actual volatility of the Company's common stock was used to calculate 1998 and 1997 information. Fair value computations are highly sensitive to the volatility factor assumed in that the greater the volatility, the higher the computed fair value of options granted.

     The total fair value of options granted was computed to be approximately $17,206,000, $5,575,000 and $3,193,000 for the years ended December 31, 1998,
1997 and 1996, respectively. These amounts are amortized ratably over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $4,208,404, $1,138,781 and $446,528 for 1998, 1997
and 1996, respectively.

                           NEW ERA OF NETWORKS, INC.

     If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and pro forma net loss per common share would have been reported as follows:

                                                       YEAR ENDED DECEMBER 31,
                                               ----------------------------------------
                                                   1998          1997          1996
                                               ------------   -----------   -----------
Net loss --
  As reported................................  $ (8,498,812)  $(3,506,633)  $(5,672,318)
  Pro forma..................................  $(12,707,216)  $(4,645,414)  $(6,118,846)
Pro forma net loss per common share --
  As reported................................  $      (0.38)  $     (0.32)  $     (2.10)
  Pro forma..................................  $      (0.57)  $     (0.42)  $     (2.26)

     Weighted average shares used to calculate pro forma net loss per share were determined as described in Note 2, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

     A summary of the Company's option plans (the 1995 Plan, the Director Plan, the 1998 Plan and the CAI Option Plan) for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                   1998                   1997                   1996
                           --------------------   --------------------   --------------------
                                       WEIGHTED               WEIGHTED               WEIGHTED
                                       AVERAGE                AVERAGE                AVERAGE
                                       EXERCISE               EXERCISE               EXERCISE
                            OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS     PRICE
                            --------   --------   ---------   --------   ---------   --------
Outstanding at beginning
  of year................  4,204,050    $ 4.34    2,754,212    $2.46       496,458    $1.03
Granted..................  2,327,781     13.39    2,463,142     5.85     2,476,076     2.67
Canceled.................   (314,057)     5.72     (763,580)    3.03      (215,906)    1.56
Exercised................   (848,262)     3.17     (249,724)    1.76        (2,416)    1.13
                           ---------    ------    ---------    -----     ---------    -----
Outstanding at end of
  year...................  5,369,512    $ 7.40    4,204,050    $4.34     2,754,212    $2.46
                           =========    ======    =========    =====     =========    =====
Exercisable at end of
  year...................    820,315                413,472                146,252
                           =========              =========              =========

     The weighted average exercise prices and weighted average fair values of options granted during 1998, 1997 and 1996 are as follows:

                                                   1998                           1997                           1996
                                       ----------------------------   ----------------------------   ----------------------------
                                       NUMBER OF   FAIR    EXERCISE   NUMBER OF   FAIR    EXERCISE   NUMBER OF   FAIR    EXERCISE
                                        OPTIONS    VALUE    PRICE      OPTIONS    VALUE    PRICE      OPTIONS    VALUE    PRICE
                                       ---------   -----   --------   ---------   -----   --------   ---------   -----   --------
Exercise price less than market
  price..............................   102,950    12.69    $ 6.58          --       --       --           --       --       --
Exercise price equal to market
  price..............................  2,204,831    7.11    $15.04    2,163,142   $2.29    $5.82      933,210    $2.09    $3.63
Exercise price greater than market
  price..............................    20,000     7.95    $19.53     300,000     1.37     6.05     1,542,866    0.76     2.09
                                       ---------                      ---------                      ---------
                                       2,327,781                      2,463,142                      2,476,076
                                       =========                      =========                      =========

                           NEW ERA OF NETWORKS, INC.

     The following table summarizes information about the employee stock options outstanding and exercisable at December 31, 1998:

                              OPTIONS OUTSTANDING
                   -----------------------------------------     OPTIONS EXERCISABLE
                     NUMBER OF        WEIGHTED                 -----------------------
                      OPTIONS          AVERAGE      WEIGHTED      NUMBER      WEIGHTED
                   OUTSTANDING AT     REMAINING     AVERAGE    EXERCISABLE    AVERAGE
                    DECEMBER 31,     CONTRACTUAL    EXERCISE   DECEMBER 31,   EXERCISE
RANGE OF EXERCISE       1998        LIFE IN YEARS    PRICE         1998        PRICE
PRICES ----------  --------------   -------------   --------   ------------   --------
$ 1.13 -  1.13..       598,871           2.1         $ 1.13      254,540       $1.13
$ 2.25 -  3.13..        61,388           7.9         $ 3.11       15,595       $3.05
$ 3.62 -  5.25..     1,219,871           3.2         $ 4.33      281,337       $4.23
$ 5.44 -  7.94..     1,538,779           3.8         $ 6.27      245,374       $6.29
$ 8.25 - 12.31..       510,571           4.7         $11.61       23,469       $9.41
$12.44 - 18.50..     1,074,100           5.8         $15.56           --       $  --
$18.97 - 26.50..       236,032           5.7         $20.54           --       $  --
$29.25 - 42.19..       128,150           4.9         $34.33           --       $  --
$44.50 - 45.19..         1,750           5.0         $44.74           --       $  --
                     ---------           ---         ------      -------       -----
$ 1.13 - 45.19..     5,369,512           4.1         $ 8.89      820,315       $4.01
                     =========           ===         ======      =======       =====

(7) RELATED PARTY TRANSACTIONS

     A company owned by the Company's Chairman of the Board Chief Executive Officer and relatives provides air transportation service for the Company. Total expenses incurred during the years 1998, 1997 and 1996 for services rendered by this related party was approximately $309,000, $57,000 and $0, respectively.

     In October 1998, the Company executed a lease for commercial office space in a building owned by the family of the Company's Chairman of the Board, President and Chief Executive Officer. The initial lease term is for 10 years at an initial annual rental amount of approximately $941,000 and will commence upon occupancy of the building during 1999. The annual lease rate is subject to two scheduled lease escalations in years six and nine at market rates.

     On August 1, 1996, the Company entered into an employment agreement whereby the Company issued a revolving line of credit to an employee. Under this agreement, the employee may borrow up to $170,000, interest accrues at the prime interest rate, and borrowings are secured by the employee's stock options in the Company. The agreement matures on January 1, 2008, and interest is payable on a quarterly basis. Amounts outstanding under this agreement at January 1, 1999 will be payable in equal monthly installments through the maturity date. The amount outstanding under this agreement at both December 31, 1998 and 1997 was $150,000.

(8) COMMITMENTS AND CONTINGENCIES

  Cost of Software Licenses

     Cost of software licenses in 1996 and 1997 represents royalties paid to a customer under the terms of a software development agreement. The customer was also a holder of the Company's Series C preferred stock. The agreement granted the commercial rights to the developed software to the Company. The Company paid the customer a royalty of 30% of all license, maintenance, support and upgrade fees derived from the software on a quarterly basis, subject to a cumulative maximum of $1,900,000. In 1997, the agreement was amended to adjust the royalty percentage to 10%. Effective January 1, 1997, the Company began accruing the royalty at 10% and continued at this rate until the cumulative maximum was reached. Royalties for the year ended December 31, 1997 were approximately $899,000 and were paid during 1997.

                           NEW ERA OF NETWORKS, INC.

     In May of 1998, with the roll-out of the jointly-developed MQIntegrator product, the Company began paying royalties to IBM for MQIntegrator sales made by the Company's direct sales force. In 1998, a significant portion of cost of software licenses were attributable to this royalty obligation. In 1999, the Company's royalty obligation to IBM is expected to increase. In August of 1998, the Company began accruing royalties to JP Morgan for the sales of Business Event Manager. The Company's obligation under this arrangement is subject to a cumulative maximum of $3,750,000.

  Operating Leases

     The Company leases its administrative offices, research facilities and certain equipment under noncancellable operating lease agreements. Rent expense under these leases for the years ended December 31, 1998, 1997 and 1996 was approximately $2,494,000, $650,000 and $357,000, respectively. The following is a schedule of future minimum lease payments for the years ending December 31:

1999........................................................  $ 3,819,397
2000........................................................    3,095,957
2001........................................................    2,452,779
2002........................................................    2,095,806
2003........................................................    2,032,380
Thereafter..................................................   17,061,314
                                                              -----------
                                                              $30,557,633
                                                              ===========

  Known Claims

     As of January 26, 1999, the Company has received no actual claims and currently does not believe that the notices it has received will give rise to valid claims. It is impossible for the Company to currently estimate the magnitude of the financial impact, if any, these existing allegations might have on the Company's business, financial condition, or results of operations.

(9) SEGMENT INFORMATION AND CUSTOMER CONCENTRATIONS

     In the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance of the segments of an enterprise. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products and serves different markets.

                           NEW ERA OF NETWORKS, INC.

     The Company classifies its business activities into three operating segments: The Americas, Europe and Asia Pacific, and Corporate and Other. Information regarding the Company's operations in these three operating segments, which are managed separately, are set forth below. For consolidated results, the accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. There are no significant intersegment sales or transfers between the segments for the periods presented.

                                                1998                                        1997                        1996
                             ------------------------------------------   -----------------------------------------   --------
                                         EUROPE    CORPORATE                          EUROPE    CORPORATE
                               THE      AND ASIA      AND                   THE      AND ASIA      AND                  THE
                             AMERICAS   PACIFIC      OTHER      TOTAL     AMERICAS   PACIFIC      OTHER      TOTAL    AMERICAS
                             --------   --------   ---------   --------   --------   --------   ---------   -------   --------
                                                                  (AMOUNTS IN THOUSANDS)
Total revenues.............  $43,603    $18,351    $  3,860    $ 65,814   $ 16,304    $6,342    $     --    $22,646    $7,145
Total cost of revenues.....    7,077      3,488       4,043      14,607      3,928       515         900      5,343     3,328
                             -------    -------    --------    --------   --------    ------    --------    -------    ------
Gross profit...............   36,526     14,863        (183)     51,207     12,376     5,827        (900)    17,303     3,817
Selling and marketing......   11,765      5,976       4,200      21,942      5,543     1,568       1,713      8,824     3,573
Research and development...       --         --      15,839      15,839         --        --       7,730      7,730        --
General and
 administrative............       --         --       6,571       6,571         --        --       2,334      2,334        --
                             -------    -------    --------    --------   --------    ------    --------    -------    ------
Operating profit before
 acquisition-related
 charges...................   24,761      8,887     (26,793)      6,855      6,833     4,259     (12,677)    (1,585)      244
Acquisition-related
 charges...................       --         --      19,376      19,376         --        --       2,666      2,666        --
                             -------    -------    --------    --------   --------    ------    --------    -------    ------
Operating profit (loss)....   24,761      8,887     (46,169)    (12,521)     6,833     4,259     (15,343)    (4,251)      244
Other income and expense,
 net.......................       --         --       2,744       2,744         --        --         745        745        --
                             -------    -------    --------    --------   --------    ------    --------    -------    ------
Net income (loss) before
 tax.......................   24,761      8,887     (43,425)     (9,777)     6,833     4,259     (14,598)    (3,506)      244
Tax........................       --         --      (1,278)     (1,278)        --        --          --         --        --
                             -------    -------    --------    --------   --------    ------    --------    -------    ------
Net income (loss) after
 tax.......................  $24,761    $ 8,887    $(42,147)   $ (8,499)  $  6,833    $4,259    $(14,598)   $(3,506)   $  244
                             =======    =======    ========    ========   ========    ======    ========    =======    ======

                                          1996
                             ------------------------------
                              EUROPE    CORPORATE
                             AND ASIA      AND
                             PACIFIC      OTHER      TOTAL
                             --------   ---------   -------
                                 (AMOUNTS IN THOUSANDS)
Total revenues.............    $--       $    --    $ 7,145
Total cost of revenues.....     --            --      3,328
                               ---       -------    -------
Gross profit...............     --            --      3,817
Selling and marketing......     --           852      4,425
Research and development...     --         3,658      3,658
General and
 administrative............     --         1,467      1,467
                               ---       -------    -------
Operating profit before
 acquisition-related
 charges...................     --        (5,977)    (5,733)
Acquisition-related
 charges...................     --            --         --
                               ---       -------    -------
Operating profit (loss)....     --        (5,977)    (5,733)
Other income and expense,
 net.......................     --            61         61
                               ---       -------    -------
Net income (loss) before
 tax.......................     --        (5,916)    (5,672)
Tax........................     --            --         --
                               ---       -------    -------
Net income (loss) after
 tax.......................    $--       $(5,916)   $(5,672)
                               ===       =======    =======

     The Company's revenues from major customers (revenues in excess of 10% of total revenues) are from entities involved in the banking and financial services industries. The revenues from such customers as a percentage of total revenues for each of the three years ended December 31 are as follows:

CUSTOMER                                                      1998   1997   1996
--------                                                      ----   ----   ----
Company A...................................................   10%   N/A    N/A
Company B...................................................  N/A     14%    14%
Company C...................................................  N/A    N/A     22%
Company D...................................................  N/A    N/A     16%
Company E...................................................  N/A    N/A     13%

(10) INTANGIBLES, NET, OTHER ASSETS, NET AND OTHER INCOME (EXPENSE), NET

     Intangibles, net consists of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1998          1997
                                                              -----------    --------
Goodwill, net...............................................  $44,821,536    $295,240
Purchased software products, net............................    7,055,113     408,892
Other.......................................................           --     136,547
                                                              -----------    --------
                                                              $51,876,649    $840,679
                                                              ===========    ========

                           NEW ERA OF NETWORKS, INC.

     Other assets, net consists of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1998         1997
                                                              ----------    --------
Notes receivable............................................  $  155,000    $160,000
Prepaids....................................................     212,091     222,704
Deposits....................................................     487,731     105,276
Equity investments..........................................     387,500          --
Other.......................................................     127,961          --
                                                              ----------    --------
                                                              $1,370,283    $487,980
                                                              ==========    ========

     Accrued liabilities consist of the following:

                                                                   DECEMBER 31,
                                                             ------------------------
                                                                1998          1997
                                                             ----------    ----------
Payroll and payroll related expenses.......................  $4,687,183    $1,186,923
Accrued royalties..........................................     303,499            --
Accrued business combination and deferred offering costs...     981,176        20,160
Accrued sales, use, vat and other taxes....................     489,969       419,422
Accrued contractor costs...................................     443,071        24,027
Other......................................................     952,028       431,427
                                                             ----------    ----------
                                                             $7,856,926    $2,081,959
                                                             ==========    ==========

     Other income (expense), net consists of the following:

                                                        YEAR ENDED DECEMBER 31,
                                                   ----------------------------------
                                                      1998         1997        1996
                                                   ----------    --------    --------
Interest income..................................  $2,893,124    $867,156    $123,172
Interest expense.................................     (46,675)    (82,434)    (50,640)
Other............................................    (102,703)    (39,917)    (11,677)
                                                   ----------    --------    --------
                                                   $2,743,746    $744,805    $ 60,855
                                                   ==========    ========    ========

                           NEW ERA OF NETWORKS, INC.

(11) SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following tables present unaudited quarterly consolidated statement of operations data for each quarter in the two years ended December 31, 1998. This data has been derived from unaudited consolidated financial statements totals that have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) that Management considers necessary for a fair presentation of such information. Management believes quarter-to-quarter comparisons of our financial results should not be relied upon as an indication of future performance, and operating results may fluctuate from quarter to quarter in the future.

                                                  THREE MONTHS ENDED
                                 -----------------------------------------------------
                                  DEC. 31,      SEPT. 30,     JUNE 30,      MARCH 31,
                                    1998          1998          1998          1998
                                 -----------   -----------   -----------   -----------
                                       (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Revenues:
  Software licenses............  $    16,422   $    10,714   $     7,268   $     6,573
  Services and maintenance.....       10,887         6,749         4,192         3,009
                                 -----------   -----------   -----------   -----------
        Total revenues.........       27,309        17,463        11,460         9,582
                                 -----------   -----------   -----------   -----------
Cost of revenues:
  Cost of software licenses....          586           452           442           222
  Cost of services and
    maintenance................        5,726         3,518         2,135         1,526
                                 -----------   -----------   -----------   -----------
        Total cost of
          revenues.............        6,312         3,970         2,577         1,748
                                 -----------   -----------   -----------   -----------
  Gross profit.................       20,997        13,493         8,883         7,834
Operating expenses:
  Sales and marketing..........        8,776         5,733         3,828         3,606
  Research and development.....        6,064         4,169         2,915         2,691
  General and administrative...        2,608         1,804         1,168           992
  Charge for acquired
    in-process research and
    development................           --        13,857         3,740            --
  Amortization of
    intangibles................        1,165           482            82            49
                                 -----------   -----------   -----------   -----------
        Total operating
          expenses.............       18,613        26,045        11,733         7,338
                                 -----------   -----------   -----------   -----------
  Income (loss) from
    operations.................        2,384       (12,552)       (2,850)          496
  Other income (expense),
    net........................        1,061           896           491           296
                                 -----------   -----------   -----------   -----------
        Net income (loss)
          before provision for
          income taxes.........  $     3,445   $   (11,656)  $    (2,359)  $       792
Income Tax Benefit.............       (1,278)           --            --            --
                                 -----------   -----------   -----------   -----------
        Net income (loss)......  $     4,723   $   (11,656)  $    (2,359)  $       792
                                 ===========   ===========   ===========   ===========
Net income (loss) per share,
  basic........................  $       .18   $      (.43)  $      (.11)  $       .04
                                 ===========   ===========   ===========   ===========
Weighted average shares of
  common stock outstanding,
  basic........................   26,165,444    27,003,514    20,677,012    18,309,284
                                 ===========   ===========   ===========   ===========
Net income (loss) per share,
  diluted......................  $       .16   $      (.43)  $      (.11)  $       .04
                                 ===========   ===========   ===========   ===========
Weighted average shares of
  common stock outstanding,
  diluted......................   30,094,866    27,003,514    20,677,012    20,332,594
                                 ===========   ===========   ===========   ===========

                                                 THREE MONTHS ENDED
                                 ---------------------------------------------------
                                  DEC. 31,      SEPT. 30,     JUNE 30,    MARCH 31,
                                    1997          1997          1997         1997
                                 -----------   -----------   ----------   ----------
                                      (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Revenues:
  Software licenses............  $     6,279   $     4,031   $    3,213   $    2,447
  Services and maintenance.....        1,993         1,890        1,566        1,227
                                 -----------   -----------   ----------   ----------
        Total revenues.........        8,272         5,921        4,779        3,674
                                 -----------   -----------   ----------   ----------
Cost of revenues:
  Cost of software licenses....          142           342          166          250
  Cost of services and
    maintenance................        1,254         1,148        1,240          800
                                 -----------   -----------   ----------   ----------
        Total cost of
          revenues.............        1,396         1,490        1,406        1,050
                                 -----------   -----------   ----------   ----------
  Gross profit.................        6,876         4,431        3,373        2,624
Operating expenses:
  Sales and marketing..........        2,893         2,253        1,988        1,690
  Research and development.....        2,840         2,108        1,560        1,222
  General and administrative...          853           616          371          495
  Charge for acquired
    in-process research and
    development................           --         2,600           --           --
  Amortization of
    intangibles................           48            18           --           --
                                 -----------   -----------   ----------   ----------
        Total operating
          expenses.............        6,634         7,595        3,919        3,407
                                 -----------   -----------   ----------   ----------
  Income (loss) from
    operations.................          242        (3,164)        (546)        (783)
  Other income (expense),
    net........................          301           429           17           (1)
                                 -----------   -----------   ----------   ----------
        Net income (loss)
          before provision for
          income taxes.........  $       543   $    (2,735)  $     (529)  $     (784)
Income Tax Benefit.............           --            --           --           --
                                 -----------   -----------   ----------   ----------
        Net income (loss)......  $       543   $    (2,735)  $     (529)  $     (784)
                                 ===========   ===========   ==========   ==========
Net income (loss) per share,
  basic........................  $       .03   $      (.15)  $     (.11)  $     (.29)
                                 ===========   ===========   ==========   ==========
Weighted average shares of
  common stock outstanding,
  basic........................   18,165,268    18,070,884    4,845,830    2,751,212
                                 ===========   ===========   ==========   ==========
Net income (loss) per share,
  diluted......................  $       .03   $      (.15)  $     (.11)  $     (.29)
                                 ===========   ===========   ==========   ==========
Weighted average shares of
  common stock outstanding,
  diluted......................   19,531,432    18,070,884    4,845,830    2,751,212
                                 ===========   ===========   ==========   ==========

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Share Purchase Agreement dated June 12, 1998 by and among
                           Registrant, MSB Consultants Limited and the shareholders
                           of MSB (which is incorporated herein by reference to
                           Exhibit 2 to the Registrant's Current Report on Form 8-K
                           filed June 26, 1998).
           2.2           -- Share Acquisition Agreement dated September 30, 1998 by and among Registrant and the shareholders of Century
                           Analysis Incorporated (which is incorporated herein by
                           reference to Exhibit 2.1 to the Registrant's Current
                           Report on Form 8-K filed October 14, 1998).
           3.1           -- Amended and Restated Certificate of Incorporation, as
                           amended through May 21, 1997 (which is incorporated herein by reference to Exhibit 3.4 to the Registrant's
                           Registration Statement on Form S-1, Registration No.
                           333-20189 ("Registrant's 1997 S-1").
           3.2           -- Amended and Restated Bylaws of Registrant, as amended
                           through February 2, 1998 (which is incorporated by
                           reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
           3.3           -- Certificate of Determination of Rights, Preferences and
                           Privileges of Series A Preferred Stock (included in
                           Exhibit 4.1).
           4.1           -- Form of Registrant's Common Stock Certificate (which is incorporated herein by reference to Exhibit 4.1 to the
                           Registrant's 1997 S-1).
           4.2           -- Preferred Shares Right Agreement, dated as of August 5,
                           1998 between the Registrant and Bank Boston N.A.,
                           including the Certificate of Designator, the Form of
                           Rights Certificate and the Summary of Rights attached
                           thereto as Exhibits A, B and C, respectively (which is
                           incorporated herein by reference to Exhibit 1 to the
                           Registrant's Registration Statement on Form 8-K/A
                           Amendment No. 1 filed August 17, 1998).
          10.1*          -- Form of Indemnification Agreement entered into by
                           Registrant with each of its directors and executive
                           officers (which is incorporated herein by reference to
                           Exhibit 10.1 to the Registrant's 1997 S-1).
          10.2*          -- 1995 Stock Option Plan, (amended and restated as of
                           January 3, 1997) and related agreements (which is
                           incorporated herein by reference to Exhibit 10.2 to the
                           Registrant's 1997 S-1).
          10.3*          -- 1997 Director Option Plan and related agreements (which is incorporated herein by reference to Exhibit 10.3 to the
                           Registrant's 1997 S-1).
          10.4*          -- 1997 Employee Stock Purchase Plan and related agreements
                           (which is incorporated herein by reference to Exhibit 10.4 to the Registrant's 1997 S-1).
          10.5*          -- 1998 Nonstatutory Stock Option Plan and related
                           agreements.
          10.6           -- Warrant to Purchase Stock issued to Silicon Valley Bank dated April 12, 1996 (which is incorporated herein by
                           reference to Exhibit 10.5 to the Registrant's 1997 S-1).
          10.7           -- Registration Rights Agreement between the Registrant and certain parties named therein dated May 9, 1995 (which is
                           incorporated herein by reference to Exhibit 10.9 to the
                           Registrant's 1997 S-1).
          10.8           -- Amendment No. 1 to Registration Rights Agreement between the Registrant and certain parties named therein dated
                           September 20, 1995 (which is incorporated herein by
                           reference to Exhibit 10.10 to the Registrant's 1997 S-1).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.9           -- Amendment No. 2 to Registration Rights Agreement between the Registrant and certain parties named therein dated
                           June 3, 1996 (which is incorporated herein by reference to
                           Exhibit 10.11 to the Registrant's 1997 S-1).
          10.10          -- Lease Agreement between the Registrant and State of
                           California Public Employees' Retirement System for the
                           property at 7400 East Orchard Road, Suite 230, Englewood,
                           CO dated October 12, 1994 and Commencement Date Agreement
                           dated January 23, 1995 in connection therewith (which is
                           incorporated herein by reference to Exhibit 10.12 to the
                           Registrant's 1997 S-1).
          10.11          -- Standard Commercial Lease Agreement between the
                           Registrant and Greenwood Plaza Partners, LLC dated October
                           9, 1998.
          10.12          -- Master Agreement for Professional Services between the
                           Registrant and Merrill Lynch, Pierce, Fenner & Smith
                           Incorporated dated March 1, 1995 and related agreements
                           (which is incorporated herein by reference to Exhibit
                           10.13 to the Registrant's 1997 S-1).
          10.13          -- Value Added Reseller Agreement between the Registrant and
                           SunGard Systems International Inc. dated December 31, 1996
                           (which is incorporated herein by reference to Exhibit
                           10.14 to the Registrant's 1997 S-1).
          23.1           -- Consent of Arthur Andersen LLP.
          24.1           -- Power of Attorney (which is included on page 34 herein).
          27             -- Financial Data Schedule.

---------------

* Indicates management compensatory plan, contract or arrangement.