Form 10-Q
period 1999-03-31
NEW ERA OF NETWORKS INC
filed 1999-05-14
CIK 1028339

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 1999

                                       OR

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM          TO

                                 ---------------

                        COMMISSION FILE NUMBER 000-22043

                                 ---------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. YES [X] NO [ ]

     The number of shares of the issuer's Common Stock outstanding as of March 31, 1999 was 30,918,040.

===============================================================================

                                      INDEX


                                                                                     PAGE
                PART I FINANCIAL INFORMATION                                         ----

  Item 1.       Financial Statements
                Consolidated Balance Sheets.......................................    3
                Consolidated Statements of Operations.............................    4
                Consolidated Statements of Cash Flows.............................    5
                Notes to Consolidated Financial Statements........................    6
  Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations.............................................    9
  Item 3.       Quantitative and Qualitative Disclosures about Market Risk........   20

                PART II OTHER INFORMATION

  Item 1.       Legal Proceedings.................................................   21
  Item 2.       Changes in Securities.............................................   21
  Item 3.       Defaults Upon Senior Securities...................................   21
  Item 4.       Submission of Matters to a Vote of Security Holders...............   21
  Item 5.       Other Information.................................................   21
  Item 6.       Exhibits and Reports on Form 8-K..................................   21
  Signatures......................................................................   22

                            NEW ERA OF NETWORKS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      THREE MONTHS
                                                                          ENDED         YEAR ENDED
                                                                     MARCH 31, 1999  DECEMBER 31, 1998
                                                                     --------------  -----------------
                                                                       (UNAUDITED)
Current assets:
  Cash and cash equivalents......................................    $ 161,111,620     $174,173,008
  Short-term investments in marketable securities................        5,872,029       10,658,577
  Accounts receivable, net of an allowance for uncollectible
     accounts of $800,000........................................       29,836,031       28,310,275
  Unbilled revenue...............................................        4,118,266        3,124,536
  Prepaid expenses and other.....................................        4,742,125        2,356,324
  Deferred income taxes, net.....................................          147,300          147,300
                                                                     -------------     ------------
          Total current assets...................................      205,827,371      218,770,020
                                                                     -------------     ------------
Property and equipment:
  Computer equipment and software................................       12,504,676        9,327,048
  Furniture, fixtures and equipment..............................        2,791,971        2,360,538
  Leasehold improvements.........................................        1,645,238        1,569,125
                                                                     -------------     ------------
                                                                        16,941,885       13,256,711
  Less-- accumulated depreciation................................       (3,557,558)      (2,701,024)
                                                                     --------------    -------------
  Property and equipment, net....................................       13,384,327       10,555,687
Long-term investments in marketable securities...................       19,554,653       11,259,810
Intangible assets, net...........................................       60,472,554       51,876,649
Deferred income taxes, net.......................................        4,845,500        4,845,500
Other assets, net................................................        1,379,059        1,370,283
                                                                     -------------     ------------
          Total assets...........................................    $ 305,463,464     $298,677,949
                                                                     =============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...............................................    $   4,750,801     $  5,650,308
  Accrued liabilities............................................        6,967,648        7,856,926
  Current portion of deferred revenue............................        8,487,338        9,406,637
  Taxes payable..................................................          735,497             --
                                                                     -------------     ------------
          Total current liabilities..............................       20,941,284       22,913,871
Deferred revenue.................................................          185,887          149,137
                                                                     -------------     ------------
          Total liabilities......................................       21,127,171       23,063,008
Stockholders' equity:
  Common stock, $.0001 par value, 45,000,000 shares
     authorized; 30,918,040 and 30,333,778 shares issued and
     outstanding, respectively...................................            3,092            3,033
  Additional paid-in capital.....................................      301,948,124      295,570,769
  Accumulated deficit............................................      (17,434,684)     (20,016,790)
  Cumulative other comprehensive income
     (cumulative translation adjustment).........................         (180,239)          57,929
                                                                     --------------    ------------
          Total stockholders' equity.............................      284,336,293      275,614,941
                                                                     -------------     ------------
          Total liabilities and stockholders' equity.............    $ 305,463,464     $298,677,949
                                                                     =============     ============

                 See notes to consolidated financial statements.

                            NEW ERA OF NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                        ---------------------------
                                                            1999           1998
                                                        -------------- ------------
Revenues:
  Software licenses...............................      $ 17,366,335    $ 6,572,634
  Software maintenance............................         3,096,519        420,744
  Professional services...........................         9,147,877      2,588,745
                                                        ------------    -----------
          Total revenues..........................        29,610,731      9,582,123
Cost of revenues:
  Cost of software licenses.......................           145,668        222,000
  Cost of software maintenance and
     professional services........................         6,198,786      1,526,458
                                                        ------------    -----------
          Total cost of revenues..................         6,344,454      1,748,458
                                                        ------------    -----------
Gross profit......................................        23,266,277      7,833,665
Operating expenses:
  Sales and marketing.............................         9,824,956      3,605,521
  Research and development........................         6,887,822      2,691,047
  General and administrative......................         3,065,625        991,464
  Amortization of intangibles.....................         1,699,766         49,377
                                                        ------------    -----------
          Total operating expenses................        21,478,169      7,337,409
                                                        ------------    -----------
Income from operations............................         1,788,108        496,256
Other income, net.................................         2,184,363        296,122
                                                        ------------    -----------
Income before provision for income taxes..........         3,972,471        792,378
Provision for income taxes........................         1,390,365             --
                                                        ------------    -----------
Net income........................................      $  2,582,106    $   792,378
                                                        ============    ===========
Net income per common share, basic................      $       0.08    $      0.04
                                                        ============    ===========
Net income per common share, diluted..............      $       0.08    $      0.04
                                                        ============    ===========
Weighted average shares of common stock
  outstanding, basic..............................        30,632,010     18,309,284
                                                        ============    ===========
Weighted average shares of common stock
  outstanding, diluted............................        34,421,437     20,332,594
                                                        ============    ===========

                 See notes to consolidated financial statements.

                            NEW ERA OF NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                             ---------------------------
                                                                 1999           1998
                                                             -------------- ------------
Cash flows from operating activities:
  Net income............................................     $  2,582,106   $    792,378
  Adjustments to reconcile net income to net cash
     used in operating activities--
     Depreciation and amortization......................        2,566,874        263,837
     Changes in assets and liabilities--
       Accounts receivable, net.........................       (1,192,097)    (1,025,237)
       Unbilled revenue.................................         (983,040)      (203,949)
       Prepaid expenses and other.......................       (2,376,484)      (311,612)
       Other assets, net................................          596,034        (59,785)
       Accounts payable.................................         (923,172)      (502,226)
       Accrued liabilities..............................         (399,220)        62,030
       Deferred revenue, current and long-term..........         (893,504)       (55,821)
                                                             ------------   ------------
          Net cash used in operating activities.........       (1,022,503)    (1,040,385)
                                                             ------------   ------------
Cash flows from investing activities:
  Purchases of short-term investments in                       (3,371,944)            --
    marketable securities...............................
  Proceeds from sale of short-term investments                  8,158,492      1,028,624
    in marketable securities............................
  Purchases of long-term investments in                       (11,308,894)            --
    marketable securities...............................
  Proceeds from sale of long-term investments                   3,014,051             --
    in marketable securities............................
  Purchase of developed software and other intangibles..       (4,248,583)            --
  Business combinations, net of cash acquired...........       (2,727,399)            --
  Purchase of property and equipment....................       (3,665,979)      (992,296)
                                                             ------------   -------------
          Net cash provided by (used in) investing
          activities....................................      (14,150,256)        36,328
                                                             ------------   ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock................        2,262,414        345,323
  Principal payments on notes payable to banks..........               --        (16,886)
                                                             ------------   -------------
          Net cash provided by financing activities.....        2,262,414        328,437
Effect of exchange rate on cash.........................         (151,044)        12,042
                                                             ------------   ------------
Net decrease in cash and cash equivalents...............      (13,061,389)      (663,578)
Cash and cash equivalents, beginning of period..........      174,173,008      7,150,362
                                                             ------------   ------------
Cash and cash equivalents, end of period................     $161,111,620   $  6,486,784
                                                             ============   ============
Supplemental cash flow information:
  Cash paid during the period for--
     Interest...........................................     $      5,132   $      5,582
                                                             ============   ============
     Taxes..............................................     $    616,845   $         --
                                                             ============   ============
Supplemental disclosures of noncash transactions:
  Common stock issued for business combinations.........     $  4,115,000   $         --
                                                             ============   ============
  Accrued business combination costs....................     $     30,181   $         --
                                                             ============   ============
  Accrued common stock offering costs...................     $    101,393   $      1,300
                                                             ============   ============

                 See notes to consolidated financial statements.

                            NEW ERA OF NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION.

     The accompanying consolidated interim financial statements have been prepared by New Era of Networks, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The consolidated results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 1999.

     The accompanying unaudited consolidated interim financial statements reflect, in the opinion of management, all adjustments that are of a normal and recurring nature and that are necessary for a fair presentation of the financial position and results of operations for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to prior period financial statements to conform to the March 31, 1999 presentation.

2.   BUSINESS COMBINATION.

D&M (Asia) Ltd. and Database & Management (S) Pte. Ltd.

     On February 19, 1999, the Company acquired all of the outstanding capital stock of D&M (Asia) Ltd., a Hong Kong corporation and Database & Management (S) Pte. Ltd., a Singapore corporation (collectively "D&M"), by means of share acquisition agreements by and among D&M, the shareholders of D&M, and the Company. D&M provides professional integration services to customers in the Pacific Rim.

     The aggregate consideration paid by the Company was $5,900,000, payable as follows: $3,000,000 in cash and approximately $2,900,000 through the issuance of 48,940 unregistered shares of the Company's common stock. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, liabilities and operating results of D&M have been included in the accompanying consolidated financial statements from March 1, 1999.

     An independent valuation of D&M's net assets was performed to assist in the allocation of the purchase price. The portion of the purchase price in excess of the fair value of the net tangible assets of D&M was allocated to goodwill ($5,300,000) and is being amortized on a straight-line basis over a seven-year period. D&M's other assets were valued at approximately $1,100,000 and its liabilities assumed totaled approximately $384,000.

3.   NET INCOME PER COMMON SHARE.

     The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), by retroactively restating per share amounts for all periods presented. Under SFAS 128, basic earnings per common share is determined by dividing net income from continuing operations available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per common share includes the effects of potentially issuable common stock, but only if dilutive. The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. The if-converted method is used for convertible securities.

4.   COMPREHENSIVE INCOME.

     In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The purpose of SFAS 130 is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The only item of other comprehensive income reported by the Company is the cumulative translation adjustment. The Company's comprehensive income for the three months ended March 31, 1999 and 1998 was as follows:

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                          ---------------------------
                                             1999              1998
                                          -----------       ---------
            Net income for the period     $ 2,582,106       $ 792,378
            Change in cumulative
              translation adjustment         (238,168)        (11,232)
                                          -----------       ---------
            Comprehensive income....      $ 2,343,938       $ 781,146
                                          ===========       =========

5.   STOCKHOLDERS' EQUITY.

     On November 11, 1998, the Company's board of directors approved a two-for-one stock split, payable in the form of a stock dividend to stockholders of record as of November 23, 1998. All shares and per share data in the accompanying financial information have been adjusted to reflect the stock split.

6.   SEGMENT INFORMATION.

     In the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance of the segments of an enterprise. The operating segments are managed separately because each operating segment represents a strategic business unit that offers products and services in different markets.

     The Company classifies its business activities into three operating segments: The Americas, Europe and Asia Pacific, and Corporate and Other. Information regarding the Company's operations in these three operating segments, which are managed separately, are set forth below. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for consolidated results. There are no significant intersegment sales or transfers between the segments for the periods presented.

                                               THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                 MARCH 31, 1999                        MARCH 31, 1998
                                 ---------------------------------------   -------------------------------------
                                            EUROPE   CORPORATE                        EUROPE  CORPORATE
                                    THE    AND ASIA     AND                   THE    AND ASIA    AND
                                  AMERICAS  PACIFIC    OTHER      TOTAL    AMERICAS  PACIFIC    OTHER      TOTAL
                                 --------- --------  ---------  --------   --------  -------- ---------  -------
                                                                 (amounts in thousands)
Total revenues.................  $ 17,375  $  8,206  $   4,030  $ 29,611   $ 4,074  $ 3,188  $  2,320    $ 9,582
Total cost of revenues.........     3,663     1,536      1,145     6,344       705      378       665      1,748
                                 --------  --------  ---------  --------   -------  -------  --------    -------
Gross profit...................    13,712     6,670      2,885    23,267     3,369    2,810     1,655      7,834
Selling and marketing..........     5,768     2,464      1,593     9,825     1,689    1,234       683      3,606
Research and development.......        --        --      6,888     6,888        --       --     2,691      2,691
General and administrative.....        --        --      3,066     3,066        --       --       991        991
                                 --------  --------  ---------  --------   -------  -------  --------    -------
Operating profit before
  acquisition-related charges..     7,944     4,206     (8,662)    3,488     1,680    1,576    (2,710)       546
Acquisition-related charges ...        --        --      1,700     1,700        --       --        49         49
                                 --------  --------  ---------  --------   -------  -------  --------    -------
Operating profit (loss)........     7,944     4,206    (10,362)    1,788     1,680    1,576    (2,759)       497
Other income and expense, net..        --        --      2,184     2,184        --       --       296        296
                                 --------  --------  ---------  --------   -------  -------  --------    -------
Net income (loss) before tax...     7,944     4,206     (8,178)    3,972     1,680    1,576    (2,463)       793
Tax............................        --        --      1,390     1,390        --       --        --         --
                                 --------  --------  ---------  --------   -------  -------  --------    -------
Net income (loss) after tax....  $  7,944  $  4,206  $  (9,568) $  2,582   $ 1,680  $ 1,576  $ (2,463)   $   793
                                 ========  ========  =========  ========   =======  =======  ========    =======

7.   SUBSEQUENT EVENTS.

SLI International AG Acquisition

     On May 4, 1999, the Company acquired all of the outstanding capital stock of SLI International AG, a Swiss corporation ("SLI"), by means of a Share Acquisition Agreement by and among SLI, the shareholders of SLI, and the Company. The aggregate consideration paid by the Company was $22 million, of which $16.5 million was paid in cash and $5.5 million was paid with 138,452 unregistered shares of the Company's common stock valued at $39.725 per share. In addition, up to 75,519 additional unregistered shares having a total value of $3 million may be issued to the shareholders of SLI upon the achievement of certain performance targets. If earned, these shares will be recorded as additional purchase price based on their fair value at the time they are earned. The acquisition will be accounted for under the purchase method of accounting and, accordingly, the assets, liabilities and operating results will be included in the Company's consolidated financial statements from May 1, 1999.

Related Party Note Receivable

     On April 30, 1999, the Company funded approximately $5.1 million toward a short-term construction loan to Greenwood Plaza Partners, LLP ("GPP") for construction of two buildings and a parking structure. GPP is principally owned by the Company's Chief Executive Officer and Chairman of the Board. Upon completion of construction, the Company intends to lease the buildings from GPP, in whole or in part, for use as its principal corporate headquarters.

    The Company replaced an existing lender for the first phase of construction, and has committed to fund up to $31.44 million for one year with interest at 7.05% per annum. Following completion of construction, GPP intends to obtain permanent financing from a third-party lender. The terms of the construction financing are consistent with those that were in place with GPP's previous lender and have been approved by the Company's board of directors.

VIE Systems, Inc. Acquisition

     On April 5, 1999, the Company acquired all of the outstanding capital stock of VIE Systems, Inc., a Delaware corporation ("VIE"), by means of a Share Acquisition Agreement by and among VIE, the shareholders of VIE, and the Company. Pursuant to the acquisition, the Company received VIE's products, including its Copernicus rules and formatter product and rules engine patent. The acquisition will be accounted for under the purchase method of accounting and, accordingly, the assets, liabilities and operating results will be included in the Company's consolidated financial statements from April 1, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this Report on Form 10-Q contains certain trend analysis and other forward-looking statements. Words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," and "intend," and words of similar import are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to business and economic risks and uncertainties which are difficult to predict. Therefore, our actual results of operations may differ materially from those expressed or forecasted in the forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in this discussion under "Factors That May Affect Future Results" and other risks detailed from time to time in reports filed with the SEC. In addition, the discussion of our results of operations should be read in conjunction with matters described in detail in our 1998 Form 10-K Report.

     The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to total revenues:

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                             --------------
                                                             1999      1998
                                                             ----      ----
         Revenues:
           Software licenses..........................         59%       69%
           Software maintenance.......................         10         4
           Professional services......................         31        27
                                                              ---       ---
         Total revenues...............................        100       100
         Cost of revenues:
           Cost of software licenses(1)...............          1         3
           Cost of software maintenance and
             professional services(2).................         51        51
                                                              ---       ---
         Total cost of revenues.......................         21        18
                   Gross profit.......................         79        82
         Operating expenses:
           Sales and marketing........................         33        38
           Research and development...................         23        28
           General and administrative.................         10        10
           Amortization of intangibles................          6         1
                                                              ---       ---
         Total operating expenses.....................         72        77
                                                              ---       ---
         Income from operations.......................          6         5
         Other income, net............................          7         3
                                                              ---       ---
         Income before provision for income taxes.....         13         8
         Provision for income taxes...................          5        --
                                                              ---       ---
         Net income...................................          9%        8%
                                                              ===       ===
         Net income excluding acquisition-related
           amortization of intangibles, net of tax effect      12 %       6%
                                                              ====      ===

----------

(1) As a percentage of software licenses revenue.

(2) As a percentage of software maintenance and professional services revenue.

REVENUES

     Our revenues increased from $9.6 million for the three months ended March 31, 1998, to $29.6 million for the three months ended March 31, 1999. This resulted from significant increases in license revenue through both direct and indirect channels, software maintenance, professional services, and the expansion of our business through both internal development and acquisitions.

     Software license revenues increased from $6.6 million for the three months ended March 31, 1998, to $17.4 million for the three months ended March 31, 1999. This growth in software license revenues resulted primarily from the sale of products acquired from CAI, and royalty revenue from IBM's sale of MQSeries Integrator as an IBM-branded product.

     Software maintenance revenues increased from $421,000 in the three months ended March 31, 1998, to $3.1 million in the three months ended March 31, 1999. This increase is due largely to the growing installed base of customer support and maintenance accounts both from ongoing operations and our acquisition of CAI in September of 1998.

     Professional services revenue increased from $2.6 million for the three months ended March 31, 1998, to $9.1 million for the three months ended March 31, 1999. The increase in the relative percentage of service revenues to total revenues in these periods was attributable to two primary factors: increases in the installed base of customers receiving training and other support services; and a significant increase in consulting revenues as a result of expanded demand for NEON's direct assistance with application integration implementation projects. In addition, we acquired D&M, a professional services integration company based in Hong Kong, effective March 1, 1999.

COST OF REVENUES

     Cost of revenues consists of cost of software licenses and cost of professional services and software maintenance. As a percentage of total revenues, cost of revenues increased from 18% for the three months ended March 31, 1998, to 21% for the three months ended March 31, 1999. This increase was due primarily to the growth in professional service engagements created by the increased demand for our direct assistance with application integration implementation projects. If revenues derived from professional service engagements increase as a percentage of total revenues in future periods, cost of revenues as a percentage of total revenues may also increase.

     Cost of software licenses consists principally of royalty payments to third parties for jointly developed products, software purchased from third parties for resale, and internal costs associated with the fulfillment of license sales. Cost of software licenses decreased from $222,000, or 3% of software license revenues, for the quarter ended March 31, 1998 to $146,000, or 1% of software license revenues, for the quarter ended March 31, 1999. Cost of software licenses as a percentage of software license revenues may fluctuate from period to period due principally to the mix of sales of royalty-bearing software products in each period. Royalties associated with certain software products currently under development through joint business arrangements may cause the cost of software licenses to increase in future periods.

     Cost of services and maintenance consists primarily of personnel, facility and systems costs incurred in providing professional service consulting, training, and customer support services. Cost of services and maintenance maintained constant as a percentage of services and maintenance revenues at 51% for the three months ended March 31, 1998 and 1999.

OPERATING EXPENSES

 Sales and Marketing

     Sales and marketing expenses increased from $3.6 million for the quarter ended March 31, 1998 to $9.8 million for the quarter ended March 31, 1999. Although, an increase in absolute dollars, sales and marketing expenses decreased as a percentage of total revenues from 38% for the three months ended March 31, 1998 to 33% for the three months ended March 31, 1999. The dollar increase is primarily attributable to our continued expansion of our domestic and international direct sales force, which grew from 25 commissioned sales personnel at March 31, 1998 to 64 commissioned sales personnel at March 31, 1999. We expect marketing expenses to increase in the future as a result of further expansion of our software product offerings from both our internal development as well as our acquisitions. Sales and marketing expenses declined as a percent of total revenues due to higher percentage growth in revenues and efficiencies associated with the achievement of economies of scale.

 Research and Development

     Research and development expenses increased from $2.7 million, or 28% of total revenues, for the quarter ended March 31, 1998 to $6.9 million, or 23% of total revenues, for the quarter ended March 31, 1999. Software product development expenditure increases are directly attributable to increases in our staff of software engineers and consultants, and the associated infrastructure costs required to support software product development initiatives, including funded software development projects. In addition, we continue to invest in research and development on products which were in the development stage at the time of acquisition. See "In-Process Research and Development." The decline in research and development expenses as a percentage of revenues was due primarily to higher percentage growth in total revenues.

 General and Administrative

     General and administrative expenses grew from $1.0 million, or 10% of total revenues for the three months ended March 31, 1998, to $3.1 million, or 10% of total revenues, for the three months ended March 31, 1999. The increase in general and administrative expenses resulted primarily from increases in staffing, information systems, related infrastructure to support our growth, administrative expenses associated with the operation of foreign subsidiaries and acquisition activity.

OTHER INCOME, NET

     We reported other income, net of $296,000 for the three months ended March 31, 1998, and $2.2 million for the three months ended March 31, 1999. The increase in other income was due to interest earned on cash invested from the proceeds of our public offerings in May 1998 and December 1998.

PROVISION FOR INCOME TAXES

     We reported no income tax expense for the quarter ended March 31, 1998. Our deferred tax assets fully offset by a valuation allowance until the fourth quarter of 1998. During 1998, our deferred tax assets increased to approximately $9.0 million, principally for intangibles acquired from CAI that were expensed, but which must be amortized for tax purposes over 15 years, and additions to our tax credit carryovers. We also realized reduced U.S. taxes of approximately $3.2 million for deductions related to the exercise of stock options. As required, the tax benefit from the options was added to additional paid-in capital and excluded from net income. Without the stock option deductions, we would have fully used our carryovers and paid U.S. federal taxes in 1998. Consequently, we concluded that it was likely that we would realize at least $5.0 million of our deferred tax assets and the valuation allowance was adjusted during the fourth quarter of 1998 to $4.0 million. At December 31, 1998, our balance sheet reflected net deferred tax assets of approximately $5.0 million. We currently project that we will report taxable income for 1999 sufficient to fully utilize all U.S. loss and tax credit carryforwards. We also currently expect the effects of nondeductible amortization of purchased intangibles and other projected taxable events during 1999 will be offset by reversal of all or part of the remaining valuation allowance. The tax provision for the three months ended March 31, 1999 is based on our current estimate of our effective tax rate for 1999 of 35%. However, the timing and tax consequences of additional acquisitions and other transactions we may close during 1999 could cause our actual effective tax rate for the remainder of 1999 to vary significantly to our current estimate.

NET INCOME

     We reported net income for the three months ended March 31, 1998 and 1999 of approximately $792,000,or $0.04 per diluted share and $2.6 million or $0.08 per diluted share, respectively. Excluding acquisition-related amortization and assuming a 35% tax rate, we generated net income for the three months ended March 31, 1998 and 1999 of $547,000 or $0.03 per diluted share and $3.7 million or $0.11 per diluted share, respectively. The operating results improved due to the increased growth of our revenues, as compared with the growth of costs and expenses.

LIQUIDITY AND CAPITAL RESOURCES

     We had $186.5 million in cash, cash equivalents, short-term and long-term investments at March 31, 1999, compared to $196.1 million at December 31, 1998. We maintain a line of credit of $2,000,000 that can be used for working capital requirements on an as-needed basis. Net accounts receivable grew from $28.3 million at December 31, 1998 to $29.8 million at March 31, 1999. This increase in net accounts receivable resulted from receivables acquired from D&M in February of 1999 partially offset by increased cash collections. Unbilled revenue, which consists primarily of progress on funded software development projects which is not billed until specified by a contract date or milestone, grew from $3.1 million at December 31, 1998 to $4.1 million at March 31, 1999.

     Cash used for operating activities was $1.0 million for the three months ended March 31, 1999 and was not significantly different from the quarter ended March 31, 1998. Despite greater net income for the first quarter of 1999, operating cash flows did not increase primarily due to an increase in prepaid and other items which included the prepayment of $1.5 million of royalties for the resale of third-party products.

     In the first quarter of 1999, cash used in investing activities was $14.2 million, including $3.5 million for net purchases of short-term and long-term investments in marketable securities, $6.1 million for the purchase of D&M, and $3.7 million for the purchase of property and equipment. This compares to cash used in investing activities of $36,000 for the first quarter of 1998.

     Cash provided by financing activities was $2.3 million in the three months ended March 31, 1999, compared to $300,000 for the same period of 1998. The activity in the 1999 period was due entirely to the exercise of employee stock options and the employee stock purchase plan arrangement.

     We believe that our existing balances of cash, cash equivalents and short-term and long-term investments will be sufficient to meet the Company's anticipated working capital and capital expenditure needs at least for the next twelve months. Thereafter, the Company may require additional sources of funds to continue to support its business. There can be no assurance that such capital, if needed, will be available or will be available on terms acceptable to the Company.

IN-PROCESS RESEARCH AND DEVELOPMENT

CAI (acquired September 1998)
-----------------------------

     During fiscal year 1998, we acquired Century Analysis, Inc. ("CAI"), and MSB Consultants ("MSB"). We continued to incur research and development expenses in the first quarter of 1999 on the in-process research and development ("IPR&D") projects acquired from these two companies. Detailed descriptions of these projects were included in our Form 10-K for the year ended 1998; specific activities for the first quarter of 1999 follows.

     As of the date of the CAI acquisition, CAI had invested $4.9 million in the IPR&D identified in our Form 10-K. We estimated that an additional $4.2 million would be required over the next 12 to 18 months following the acquisition to develop the products to commercial viability.

     We have continued to invest additional R&D dollars in the acquired IPR&D projects. Through March 31, 1999, we had expended approximately 11.5 people months on the acquired CAI projects in total. We are contemplating various strategies with respect to the continued development of the IPR&D projects. Significant achievements had been accomplished as of the valuation date on the IPR&D projects such as the development of frameworks for design and coding and construction of the various codes and surrounding architectures. We continue to make progress in these areas, among others.

     At March 31, 1999, we project the remaining costs required to complete the next generation Impact/TDM project will be approximately $1.7 million should this project be completed as anticipated on the acquisition date. The next generation Impact/TDM project has been incorporated into our global R&D strategy, and the continued development and remaining costs for completion are currently under evaluation.

     CAI had expended a total of approximately $3.1 million on component-related projects prior to the closing of the acquisition. For these projects to reach technological feasibility, additional efforts were projected to cost approximately $950,000. We have continued development work in this area and initial product release dates are set for the fourth quarter of 1999.

     CAI had expended approximately $1.1 million on Other Enterprise Technology Solutions as of September 1998. For these projects to reach technological feasibility, we projected that additional efforts would need to be accomplished in a timely manner and would cost approximately $1.6 million. We continue to spend heavily on these projects and at this time, significant additional achievements have been made. Specifically, the XML technology has advanced to the testing stage on several modules, and the CORBA technology is being brought into a stand-alone adapter product to be released by year end 1999.

MSB (acquired June 1998)
------------------------

     MSB was working on the Price Server (with new capabilities), aRTe (designed for a Windows NT environment), and Quantum Leap on the date of acquisition. These projects are particularly complex due to the modular nature of MSB's products and technology.

     As of the date of acquisition, MSB had invested $3.1 million in the IPR&D identified above. We estimated that an additional $850,000 thousand would be required to over the 18 to 24 months following the acquisition to develop the aforementioned products to commercial viability.

     We have continued to invest additional R&D dollars in the acquired IPR&D projects during the first quarter. We expect to continue development on all of these projects through their completion. Currently, the timeline and expectations for completion of these projects do not differ materially from what was anticipated at the time of the purchase. We also have a higher level of certainty that the projects will be released as planned. Our current revenue and cost estimates do not materially differ from the initial valuation.

     We believe that the work performed as of the valuation date had encompassed many of the critical elements needed to complete the Price Server project. We estimate that approximately $1,500,000 in development costs was incurred as of the acquisition date and approximately $220,000 would be required to complete the remaining development tasks. We spent approximately $40,000 in the first quarter. The Pricing module for banking applications is expected to be generally available during the first half of 1999.

     In order to achieve milestones for the aRTe project, we estimate that MSB had spent approximately $1,500,000 on this project as of June 1998. Remaining R&D expenditures were estimated to be approximately $230,000 in order to complete this project. We spent approximately $25,000 in the first quarter. aRTe's functionality will be incorporated into a NEON product introduction in early 1999, and further enhanced during the remainder of 1999.

     It was estimated that $75,000 had been incurred as of the acquisition date for the Quantum Leap project and that approximately $400,000 would be required to complete the product. We spent approximately $80,000 in the first quarter. The first version of this product was released in the fourth quarter of 1998, and further development efforts are underway to incorporate Quantum Leap technology into another of our products scheduled to be released in the second quarter of 1999.

     We do not measure revenues attributable to each specific CAI and MSB-derived product. As products are offered both as a suite and as individual applications, NEON license fees are not necessarily application specific. However, we believe that overall revenues generated to date concur with the assumptions used in the valuation analysis. Within the MSB product line, the product revenue we expect during 1999 from the products sold on a stand-alone version, as well as the product suite incorporating the technology, is substantially the same as initially forecasted in the valuation study. There was no revenue forecasted for CAI product IPR&D for the first quarter of 1999. The product that incorporates the CAI Component related projects has a release date now estimated for the fourth quarter. We believe that the total forecast for this product remains substantially the same as in the valuation study over the remaining life of the product.

     We currently believe that expenses associated with completing the purchased in-process research and development are consistent with the estimates used in the valuation. In addition, completion dates for the development projects discussed above remain consistent with projections used at the time of the acquisition as well as are consistent with the numbers presented in this analysis. The only change in the first quarter was that the product using the Component related technology is scheduled to be released one quarter after our initial estimate. Research and development spending with respect to these offerings is expected to continue at a rate that is consistent with our overall research and development spending. We do not believe that the acquisitions resulted in any material changes in our profit margins or in selling, general and administrative expenses. We do not believe that we achieved any material expense reductions or synergies as a result of the acquisition.

     The rates utilized to discount the net cash flows to their present value were consistent with the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects. Discount rates of 35% and 35% for CAI and 32% and 25% for MSB were deemed appropriate for the business enterprises and for the acquired completed in-process research and development, respectively. These discount rates were consistent with the acquired companies' various stages of development; the uncertainties in the economic estimates described above; the inherent uncertainty at the time of the acquisition surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and the inherent uncertainties of the technological advances that were indeterminable at the time of the acquisition.

FOREIGN CURRENCY RISK

     We have wholly owned subsidiaries located in London, England, Paris, France, Zurich, Switzerland and Sydney, Australia. Sales and expenses from these operations are typically denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in foreign exchange rates may positively or negatively affect our sales, gross margins and retained earnings. We do not believe that reasonably possible near-term changes in exchange rates will result in a material effect on our future earnings, fair values or cash flows and, therefore, have chosen not to enter into foreign currency hedging instruments. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of foreign exchange rates relative to the United States dollar.

YEAR 2000 COMPLIANCE

     The Year 2000 computer problem, commonly referred to as the Y2K bug, creates a risk for our Company and, therefore, we make the following Year 2000 readiness disclosure. An adverse impact on our operations could occur if computer systems do not correctly recognize date information when the year changes to 2000. Our Company's risk exists in the following areas: 1) systems used by our Company to run its business; 2) systems used by our suppliers; 3) potential warranty and other claims from our customers; and 4) the potential reduced spending by other companies on our software products due to significant information systems spending to remediate Year 2000 problems.

     Our Company is a relatively new corporation and, therefore, does not expect to encounter many Year 2000 computer problems associated with our internal systems, equipment, or facilities. As internal systems and equipment have been implemented, and as we have expanded into new facilities, in the normal course of our Company's growth or through acquisition (e.g., CAI), we have attempted to obtain assurances of Year 2000 readiness from appropriate sources. We will continue to obtain such assurances for future internal systems, equipment, and facilities. In addition, we will continue to monitor, including performing additional testing, as appropriate, the Year 2000 readiness status of previous obtained equipment, internal systems, and facilities. Noncompliant systems, equipment, or facilities are expected to be replaced or upgraded in a timely manner prior to December 31, 1999. We have not identified alternative remediation strategies if replacement or upgrade is not feasible, but will continue to reevaluate the need for alternative remediation strategies and contingency plans as warranted by further risk analysis. For internal Year 2000 noncompliance issues identified to date and expected throughout 1999, the cost of upgrade or replacement is not expected to be material to our operating results. However, if significant new noncompliance issues are subsequently identified, and replacement or upgrade is delayed beyond December 31, 1999, operating results could be materially adversely affected.

     We have limited material relationships with suppliers whose inability to provide products or services would have a material adverse impact on operating results. Suppliers where such material relationships do exist appear to be limited to utility companies whose inability to provide service could materially affect all business entities. We have and will continue to monitor their Year 2000 efforts and will develop contingency plans as appropriate.

     Our Company, based on certain products not including date fields, date field testing of other products or Y2K certification of CAI acquired products, believes the majority of our current products are Year 2000 compliant and has provided Year 2000 warranties to many of our customers. In fact, we believe that some customers may be purchasing certain of our products as in interim solution to their Year 2000 needs until their current suppliers reach compliance. However, since all customer situations cannot be anticipated, particularly those involving third-party products, increased warranty and other claims may be seen as a result of the transition to Year 2000. Litigation in general may also increase regarding Year 2000 compliance issues. Therefore, the impact of customer claims could have a material adverse impact on our operating results.

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

     OUR OPERATING RESULTS FLUCTUATE SIGNIFICANTLY AND WE MAY NOT BE ABLE TO MAINTAIN OUR HISTORICAL GROWTH RATES.

     Although we have had significant revenue growth in recent quarters, such growth rates may not be sustainable, and you should not use these past results to predict future operating margins and results. Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future. Our future operating results will depend on many factors, including the following:

     o the continued growth of the Enterprise Application Integration ("EAI") software market;

     o the size of the orders for our products, and the timing of such orders;

     o potential delays in our implementations at customer sites;

     o continued development of indirect distribution channels;

     o increased demand for our products;

     o the timing of our product releases;

     o competition;

     o the effects of global economic uncertainty on capital expenditures for software; and

     o the effects of Year 2000 issues on software purchases.

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

     SOFTWARE LICENSE REVENUE GROWTH IS INCREASINGLY DEPENDENT ON OUR RELATIONSHIP WITH IBM.

     Our revenue growth for 1998 and the first quarter of 1999 reflected strong sales of MQIntegrator through IBM's distribution and reseller channel. For the first quarter of 1999, royalty revenue from IBM sales of MQIntegrator accounted for a significant portion of our total software license revenue. In the first quarter, IBM adopted MQIntegrator as an IBM-branded product known as MQSeries Integrator. As an IBM-branded product, IBM has assumed production and fulfillment obligations which is reflected in the royalty structure. IBM distributors and resellers will sell MQSeries Integrator and we will resell it both directly and through our indirect channels. We expect that IBM will account for an increasing percentage of our software license revenue in the remainder of 1999. Accordingly, we are more dependent on IBM's management of the MQSeries Integrator product, and any delay or shortfall in revenues from IBM, or in our ability to report revenue, could have a material adverse effect on our business and operating results.

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

     WE HAVE A SHORT OPERATING HISTORY AND A HISTORY OF OPERATING LOSSES.

     An investor in our common stock must evaluate the risks, uncertainties, expenses and difficulties frequently encountered by companies in rapidly evolving markets. We have had a limited operating history upon which an evaluation of our Company and its prospects can be based. Prior to 1996, we recorded only nominal product revenue, and we have not been profitable on an annual basis. At March 31, 1999, our Company had an accumulated deficit of approximately $17 million (which includes acquisition-related costs). To address these risks and uncertainties, we must do the following:

     o successfully implement our sales and marketing strategy;

     o expand our direct sales channels;

     o further develop our indirect distribution channels;

     o respond to competition;

     o continue to attract and retain qualified personnel;

     o continue to develop and upgrade our products and technology more rapidly than competitors; and

     o commercialize our products and services with future technologies.

     We may not successfully implement any of our strategies or successfully address these risks and uncertainties. Even if we accomplish these objectives we may not be profitable in the future.

     FAILURE TO ADD CUSTOMERS OR EXPAND INTO NEW MARKETS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     A significant portion of our revenue has come from a small number of large purchasers. For example, in 1998 our top ten customers accounted for 38% of total revenues. In 1998 and the first quarter of 1999, Industrial Bank of Japan accounted for approximately 10% of our total revenues. Historically, our revenues have been derived primarily from sales to large banks and financial institutions. For example, sales to large banks and financial institutions accounted for 57% of total revenues in 1998 and 40% of total revenues for the first quarter of 1999. These customers or other customers may not continue to purchase our products. Our failure to add new customers that make significant purchases of our products and services would have a material adverse effect on our business, financial condition and results of operations.

     While we have developed experience marketing our products to financial institutions, we have less experience with other vertical market segments. New market segments that we are currently targeting are likely to have significantly different characteristics than the financial institutions segment. As a result, we may change our pricing structures, sales methods, sales personnel, consulting services and customer support. We may not be successful in selling our products and services to the additional segments targeted. Our inability to expand sales of our products and services into these additional markets will materially adversely effect our business.

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

     OUR OPERATING RESULTS ARE SUBSTANTIALLY DEPENDENT ON OUR SUITE OF EAI PRODUCTS.

     A substantial majority of our revenues come from the NEON EAI suite of products and related services, and we expect this pattern to continue. Accordingly, our future operating results will depend on the demand for NEON and related services by future customers, including new and enhanced releases that are subsequently introduced. There can be no assurance that the market will continue to demand our current products or that we will be successful in marketing any new or enhanced products. If our competitors release new products that are superior to NEON in performance or price, demand for our products may decline. A decline in demand for NEON as a result of competition, technological change or other factors would have a material adverse effect on our business, financial condition and results of operations.

     INABILITY TO INTEGRATE ACQUIRED COMPANIES MAY INCREASE THE COSTS OF RECENT ACQUISITIONS.

     We may from time to time acquire companies with complementary products and services in the application integration or other related software markets. Between September 1997 and March 1999, we acquired four companies. These acquisitions will expose us to increased risks and costs, including the following:

     o assimilating new operations and personnel;

     o diverting financial and management resources from existing operations;
       and

     o integrating acquired personnel and technologies.

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

     THERE ARE MANY RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

     We continue to expand our international operations, and these efforts require significant management attention and financial resources. Each version of our product also has to be localized within each country. We have committed resources to the opening and integration of additional international sales offices and the expansion of international sales and support channels. Our efforts to develop and expand international sales and support channels may not be successful. International sales are subject to a number of risks, including the following:

     o longer payment cycles;

     o unexpected changes in regulatory requirements;

     o difficulties and expenses associated with complying with a variety of foreign laws;

     o import and export restrictions and tariffs;

     o difficulties in staffing and managing foreign operations;

     o difficulty in accounts receivable collection and potentially adverse tax consequences;

     o currency fluctuations;

     o currency exchange or price controls; and

     o political and economic instability abroad.

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

     OUR FAILURE TO MANAGE GROWTH OF OPERATIONS MAY ADVERSELY AFFECT US.

     We must plan and manage effectively in order to successfully offer products and services and implement our business plan in a rapidly evolving market. We continue to increase the scope of our operations domestically and internationally and have grown our headcount substantially. For example, at January 1, 1996, we had a total of 35 employees and at March 31, 1999 we had a total of 748 employees. We may further expand domestically or internationally through internal growth or through acquisitions of related companies and technologies. This growth will continue to place a significant strain on our management systems and resources.

     For us to effectively manage our growth, we must continue to enact the following measures:

     o improve our operational, financial and management controls;

     o improve our reporting systems and procedures;

     o install new management and information control systems; and

     o expand, train and motivate our workforce.

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

     Existing Products. We currently serve a customer base with a wide variety of hardware, software, database, and networking platforms. To gain broad market acceptance, we believe that we will have to support our products on a variety of platforms. Our success will depend, among others, on the following factors:

     o our ability to integrate our products with multiple platforms, especially relative to our competition;

     o the portability of our products, particularly the number of hardware platforms, operating systems and databases that our products can source or target;

     o the integration of additional software modules under development with existing products; and

     o our management of software development being performed by third-party developers.

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

     OUR FAILURE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS MAY ADVERSELY AFFECT US.

     Our success and ability to compete is dependent in part upon our proprietary technology. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have two patents, and we have two patent applications pending. Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of certain foreign countries do not protect our rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, there can be no assurance that we will be able to protect our proprietary rights against unauthorized third-party copying or use. Any infringement of our proprietary rights could materially adversely affect our future operating results. Furthermore, policing the unauthorized use of our products is difficult and litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our future operating results.

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

     GENERAL ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR BUSINESS.

     The EAI software market could be negatively impacted by certain factors that have impacted the ERP software market, including global economic difficulties and uncertainty, reductions in capital expenditures by large customers, and increasing competition. These factors could in turn give rise to longer sales cycles, deferral or delay of customer purchasing decisions, and increased price competition. The presence of such factors in the EAI software market could adversely affect our operating results.

     YEAR 2000 RISKS MAY RESULT IN MATERIAL ADVERSE EFFECTS ON OUR BUSINESS.

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in a little over a year, computer systems and/or software products used by many companies may need to be upgraded to comply with such year 2000 requirements. While we have assessed our products, services and internal systems, certain internal financial packages have not yet been implemented and may require further assessment by us. We believe we are currently expending sufficient resources to review our products and services, as well as our internal management information system in order to remedy those products, services and systems that are not year 2000 compliant. We expect such modifications will be made on a timely basis and we do not believe that the cost of such modifications will have a material effect on our operating results. There can be no assurance, however, that we will be able to modify such products, services and systems in a timely and successful manner to comply with the year 2000 requirements, which could have a material adverse effect on our operating results. Moreover, we believe that some customers may be purchasing our products as an interim solution to their year 2000 needs until their current suppliers reach compliance. Conversely, year 2000 issues could cause a significant number of companies, including our current customers, to reevaluate their current system needs and as a result consider switching to other systems and suppliers. Any of the foregoing could result in a material adverse effect on our business, operating results and financial condition. Additionally, during the remainder of 1999 there is likely to be an increased customer focus on addressing year 2000 issues, creating the risk that customers may reallocate capital expenditures to fix year 2000 problems of existing systems. If customers defer purchases of our software because of such a reallocation, it could adversely affect our operating results.

     OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE.

     The trading price of our common stock has fluctuated significantly since our initial public offering in June 1997, and often such fluctuations have been unrelated or disproportionate to our operating performance. In addition, the trading price of our common stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, developments with respect to patents or proprietary rights, changes in financial estimates by securities analysts and other events or factors. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock.

     ADOPTION OF THE EURO PRESENTS UNCERTAINTIES FOR OUR COMPANY.

     In January 1999, the new "Euro" currency was introduced in certain European countries that are part of the European Monetary Union, or EMU. During 2002, all EMU countries are expected to be operating with the Euro as their single currency. A significant amount of uncertainty exists as to the effect the Euro will have on the marketplace generally and, additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the Euro currency. We are currently assessing the effect the introduction of the Euro will have on our internal accounting systems and the sales of our products. We are not aware of any material operational issues or costs associated with preparing our internal systems for the Euro. However, we do utilize third party vendor equipment and software products that may or may not be EMU compliant. Although we are currently taking steps to address the impact, if any, of EMU compliance for such third party products, the failure of any critical components to operate properly post-Euro may have an adverse effect on the business or results of operations of our Company or require us to incur expenses to remedy such problems.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                          PART II. -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

    (a) Exhibit 27.1   Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEW ERA OF NETWORKS, INC.
                                               (Registrant)

                                       By:      /s/ STEPHEN E. WEBB
                                          --------------------------------------
                                                  Stephen E. Webb,
                                               Senior Vice President,
                                               Chief Financial Officer
                                            (Principal Financial Officer)

Date: May 14, 1999

                                 EXHIBIT INDEX



              EXHIBIT NO.              DESCRIPTION
              ------------------------------------------------
                 27.1         --Financial Data Schedule