Form 10-Q
period 1999-06-30
NEW ERA OF NETWORKS INC
filed 1999-08-16
CIK 1028339

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes [X] No [ ]

     The number of shares of the issuer's Common Stock outstanding as of July 31, 1999 was 32,845,839.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                        PAGE
                                                                        ----
         PART I FINANCIAL INFORMATION
Item 1.  Financial Statements........................................     3
         Consolidated Balance Sheets.................................     3
         Consolidated Statements of Operations.......................     4
         Consolidated Statements of Cash Flows.......................     5
         Notes to Consolidated Financial Statements..................     6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    12
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................    27

         PART II OTHER INFORMATION
Item 1.  Legal Proceedings...........................................    29
Item 2   Changes in Securities.......................................    29
Item 3   Defaults Upon Senior Securities.............................    29
Item 4   Submission of Matters to a Vote of Security Holders.........    29
Item 5.  Other Information...........................................    30
Item 6.  Exhibits and Reports on Form 8-K............................    30

                           NEW ERA OF NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                JUNE 30,     DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $ 76,162,405   $174,173,008
  Short-term investments in marketable securities...........    11,963,584     10,658,577
  Accounts receivable, net of allowance for uncollectible
     accounts of $1,600,000 and $800,000, respectively......    39,654,982     28,310,275
  Unbilled revenue..........................................     4,826,578      3,124,536
  Prepaid expenses and other................................     6,124,743      2,356,324
  Deferred income taxes, net................................       147,300        147,300
  Note receivable -- related party..........................     7,899,412             --
                                                              ------------   ------------
          Total current assets..............................   146,779,004    218,770,020
                                                              ------------   ------------
Property and equipment:
  Computer equipment and software...........................    15,369,718      9,327,048
  Furniture, fixtures and equipment.........................     3,651,253      2,360,538
  Leasehold improvements....................................     1,628,821      1,569,125
                                                              ------------   ------------
                                                                20,649,792     13,256,711
  Less -- accumulated depreciation..........................    (4,312,472)    (2,701,024)
                                                              ------------   ------------
  Property and equipment, net...............................    16,337,320     10,555,687
Long-term investments in marketable securities..............    41,278,780     11,259,810
Intangible assets, net......................................   166,427,657     51,876,649
Deferred income taxes, net..................................     7,897,146      4,845,500
Other assets, net...........................................     1,479,516      1,370,283
                                                              ------------   ------------
          Total assets......................................  $380,199,423   $298,677,949
                                                              ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  9,054,590   $  5,650,308
  Accrued liabilities.......................................    14,016,849      7,856,926
  Current portion of deferred revenue.......................    10,486,979      9,406,637
                                                              ------------   ------------
          Total current liabilities.........................    33,558,418     22,913,871
Deferred revenue............................................       185,887        149,137
                                                              ------------   ------------
          Total liabilities.................................    33,744,305     23,063,008
Stockholders' equity:
  Common stock, $.0001 par value, 45,000,000 shares
     authorized; 32,730,023 and 30,333,778 shares issued and
     outstanding, respectively..............................         3,262          3,033
  Additional paid-in capital................................   373,497,327    295,570,769
  Accumulated deficit.......................................   (26,257,347)   (20,016,790)
  Accumulated other comprehensive income....................      (788,124)        57,929
                                                              ------------   ------------
          Total stockholders' equity........................   346,455,118    275,614,941
                                                              ------------   ------------
          Total liabilities and stockholders' equity........  $380,199,423   $298,677,949
                                                              ============   ============

                See notes to consolidated financial statements.

                           NEW ERA OF NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                        ---------------------------   --------------------------
                                            1999           1998           1999          1998
                                        ------------   ------------   ------------   -----------
Revenues:
  Software licenses...................  $  8,866,086   $  7,267,594   $ 26,232,421   $13,840,228
  Software maintenance................     3,702,207        839,890      6,798,726     1,260,634
  Professional services...............    13,572,927      3,352,403     22,720,804     5,941,148
                                        ------------   ------------   ------------   -----------
          Total revenues..............    26,141,220     11,459,887     55,751,951    21,042,010
                                        ------------   ------------   ------------   -----------
Cost of revenues:
  Cost of software licenses...........       261,446        442,003        407,114       664,003
  Cost of software maintenance and
     professional services............    10,319,242      2,134,838     16,518,028     3,661,296
                                        ------------   ------------   ------------   -----------
          Total cost of revenues......    10,580,688      2,576,841     16,925,142     4,325,299
                                        ------------   ------------   ------------   -----------
Gross profit..........................    15,560,532      8,883,046     38,826,809    16,716,711
Operating expenses:
  Sales and marketing.................    13,420,959      3,827,804     23,245,915     7,433,325
  Research and development............     9,322,615      2,915,247     16,210,437     5,606,294
  General and administrative..........     3,889,954      1,168,253      6,955,579     2,159,717
  Charge for acquired in-process
     research and development.........            --      3,740,000             --     3,740,000
  Amortization of intangibles.........     3,352,531         81,283      5,052,297       130,660
                                        ------------   ------------   ------------   -----------
          Total operating expenses....    29,986,059     11,732,587     51,464,228    19,069,996
                                        ------------   ------------   ------------   -----------
Loss from operations..................   (14,425,527)    (2,849,541)   (12,637,419)   (2,353,285)
Other income, net.....................     1,758,849        490,675      3,943,212       786,797
                                        ------------   ------------   ------------   -----------
Loss before provision for income
  taxes...............................   (12,666,678)    (2,358,866)    (8,694,207)   (1,566,488)
Income tax benefit....................     3,844,015             --      2,453,650            --
                                        ------------   ------------   ------------   -----------
Net loss..............................  $ (8,822,663)  $ (2,358,866)  $ (6,240,557)  $(1,566,488)
                                        ============   ============   ============   ===========
Net loss per common share, basic and
  diluted.............................  $      (0.28)  $      (0.11)  $      (0.20)  $     (0.08)
                                        ============   ============   ============   ===========
Weighted average shares of common
  stock outstanding, basic and
  diluted.............................    31,488,578     20,677,012     31,060,294    19,493,148
                                        ============   ============   ============   ===========

                See notes to consolidated financial statements.

                           NEW ERA OF NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              --------------------------
                                                                  1999          1998
                                                              ------------   -----------
Cash flows from operating activities:
  Net loss..................................................  $ (6,240,557)  $(1,566,488)
  Adjustments to reconcile net loss to net cash used in
     operating activities --
     Depreciation and amortization..........................     6,949,685       630,538
     Minority interest share of losses......................       (12,720)           --
     Benefit for deferred income taxes, net.................    (3,051,646)           --
     Charge for acquired in-process research and
      development...........................................            --     3,740,000
     Changes in assets and liabilities  --
       Accounts receivable, net.............................    (3,459,543)   (1,469,178)
       Unbilled revenue.....................................    (1,071,800)     (744,381)
       Prepaid expenses and other...........................    (3,140,620)     (686,038)
       Other assets, net....................................       748,645      (627,769)
       Accounts payable.....................................        55,435       709,746
       Accrued liabilities..................................    (3,664,869)      705,033
       Deferred revenue, current and long-term..............    (1,257,639)      326,389
                                                              ------------   -----------
          Net cash provided by (used in) operating
             activities.....................................   (14,145,629)    1,017,852
                                                              ------------   -----------
Cash flows from investing activities:
  Purchases of short-term investments in marketable
     securities.............................................   (15,350,805)   (2,032,587)
  Proceeds from sale of short-term investments in marketable
     securities.............................................    14,030,521     4,072,492
  Purchases of long-term investments in marketable
     securities.............................................   (33,507,645)   (3,515,370)
  Proceeds from sale of long-term investments in marketable
     securities.............................................     3,037,212            --
  Purchase of developed software and other intangibles......    (4,248,583)           --
  Business combinations, net of cash acquired...............   (37,303,959)   (1,179,774)
  Purchase of property and equipment........................    (6,189,091)   (2,357,004)
  Related party note receivable.............................    (7,899,412)           --
                                                              ------------   -----------
          Net cash used in investing activities.............   (87,431,762)   (5,012,243)
                                                              ------------   -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................     3,660,461    55,171,990
  Common stock issuance costs...............................            --    (3,486,911)
  Principal payments on notes payable to banks..............            --       (19,340)
                                                              ------------   -----------
          Net cash provided by financing activities.........     3,660,461    51,665,739
Effect of exchange rate changes on cash.....................       (93,673)      150,435
                                                              ------------   -----------
Net decrease in cash and cash equivalents...................    98,010,603    47,821,783
Cash and cash equivalents, beginning of period..............   174,173,008     7,150,362
                                                              ------------   -----------
Cash and cash equivalents, end of period....................  $ 76,162,405   $54,972,145
                                                              ============   ===========
Supplemental cash flow information:
  Cash paid during the period for  --
     Interest...............................................  $     22,352   $     6,962
                                                              ============   ===========
     Taxes..................................................  $    805,175   $        --
                                                              ============   ===========
Supplemental disclosures of noncash transactions:
  Common stock issued for business combinations.............  $ 74,615,000   $ 3,600,000
                                                              ============   ===========
  Accrued business combination costs........................  $  3,443,908   $   375,000
                                                              ============   ===========

                See notes to consolidated financial statements.

                           NEW ERA OF NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying consolidated interim financial statements have been prepared by New Era of Networks, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The consolidated results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 1999.

     The accompanying unaudited consolidated interim financial statements reflect, in the opinion of management, all adjustments that are of a normal and recurring nature and that are necessary for a fair presentation of the financial position and results of operations for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to prior period financial statements to conform to the June 30, 1999 presentation.

2. BUSINESS COMBINATIONS

  Microscript, Inc.

     On June 28, 1999, the Company acquired all of the outstanding capital stock of Microscript, Inc. ("Microscript"), a Massachusetts corporation, through a statutory merger of Microscript into a new wholly owned subsidiary of the Company. Microscript is a supplier of application integration software on the Windows NT platform.

     The aggregate consideration paid by the Company was approximately $33,085,000, of which $8,741,000 was paid or payable in cash and approximately $19,000,000 was paid through the issuance of 423,700 unregistered shares of common stock of the Company. The Company also issued stock options exercisable for 110,428 shares of the Company's common stock to assume all of the outstanding Microscript stock options valued at approximately $5,000,000. The fees and expenses related to the acquisition were approximately $345,000. An additional 22,255 shares of the Company's common stock may be awarded as additional purchase consideration upon the completion of the Microscript audited financial statements. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, liabilities and operating results of Microscript have been included in the accompanying consolidated financial statements from June 28, 1999.

     An independent valuation of Microscript's net assets was performed to assist in the allocation of the purchase price. A portion of the purchase price was assigned to marketable software products ($5,800,000) and goodwill ($25,817,000), which are being amortized on a straight-line basis over three- and seven-year periods, respectively. Microscript's other assets were valued at $3,462,000 and its liabilities assumed totaled $1,994,000. Upon the finalization of the purchase price allocation in the third quarter of 1999, we anticipate recording a deferred tax liability and corresponding increase to goodwill of approximately $2,200,000 as the value assigned to the software products is not amortizable for tax purposes.

                           NEW ERA OF NETWORKS, INC.

     In July 1999, the Company agreed with the former equity holders of Microscript to provide additional consideration to more closely reflect the value agreed upon in the original purchase negotiations. The aggregate adjustment to the purchase consideration of approximately $16,500,000 in cash will be reflected in the Company's financial statements for the third quarter of 1999 as a one-time charge to net income.

  Convoy Corporation

     On June 9, 1999, the Company acquired all of the outstanding capital stock of Convoy Corporation, a Delaware corporation ("Convoy"), by means of the statutory merger of a wholly owned subsidiary with and into Convoy. Convoy is a worldwide provider of application integration software for PeopleSoft applications.

     The aggregate consideration paid by the Company was $42,809,000. At closing the Company issued 807,115 unregistered shares of its common stock valued at $36,267,000. The Company also issued 105,333 stock options exercisable for shares of the Company's common stock to assume all outstanding Convoy stock options and warrants valued at approximately $4,733,000. Fees and expenses related to the acquisition were approximately $1,809,000. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, liabilities and operating results of Convoy have been included in the accompanying consolidated financial statements from June 1, 1999.

     An independent valuation of Convoy's net assets was performed to assist in the allocation of the purchase price. A portion of the purchase price was assigned to marketable software products ($8,500,000) and goodwill ($35,903,000), which are being amortized on a straight-line basis over three- and seven-year periods, respectively. Convoy's other assets were valued at approximately $2,129,000 and its liabilities assumed totaled approximately $3,723,000. Upon the finalization of the purchase price allocation in the third quarter of 1999, we anticipate recording a deferred tax liability and corresponding increase to goodwill of approximately $3,300,000 as the value assigned to the software products is not amortizable for tax purposes.

     In August 1999, the Company agreed with the former stockholders of Convoy to provide additional consideration to more closely reflect the value agreed upon in the original purchase negotiations. Accordingly, 618,225 shares of the Company's common stock will be issued to the prior Convoy stockholders subject to final documentation and approval by the parties. As of the date of this report, the Company has received approval of the agreement from a number of the former Convoy stockholders. This adjustment to the purchase consideration will be reflected in the Company's financial statements for the third quarter of 1999 as a one-time charge to net income of approximately $8,500,000.

  SLI International AG Acquisition

     On May 4, 1999, the Company acquired all of the outstanding capital stock of SLI International AG, a Swiss corporation ("SLI"), a worldwide provider of SAP R/3 software implementation, training support and other related change-management services. The aggregate consideration paid by the Company was $22,700,000, of which $16,500,000 was paid in cash and $5,500,000 was paid with 138,452 shares of the Company's common stock. Fees and expenses related to this transaction were approximately $700,000. In addition, up to 75,519 additional shares of the Company's common stock may be issued to the shareholders of SLI upon the achievement of certain performance targets. If earned, these shares will be recorded as additional purchase price based on their fair value at the time they are earned. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, liabilities and operating results have been included in the Company's consolidated financial statements from May 1, 1999.

     An independent valuation of SLI's net assets was performed to assist in the allocation of the purchase price. The portion of the purchase price in excess of the fair value of the net tangible assets was allocated to goodwill ($21,656,000) and is being amortized on a straight-line basis over a seven-year period. SLI's other assets were valued at approximately $4,813,000 and its liabilities assumed totaled approximately $3,769,000.

                           NEW ERA OF NETWORKS, INC.

  VIE Systems, Inc. Acquisition

     On April 5, 1999, the Company acquired all of the outstanding capital stock of VIE Systems, Inc., a Delaware corporation ("VIE"), a provider of EAI software with a strong presence in travel, transportation, financial services, and retail markets. Assets acquired by the Company included VIE's products, including its Copernicus EAI product and formatter patent. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, liabilities and operating results have been included in the Company's consolidated financial statements from April 1, 1999.

     The aggregate consideration paid by the Company was $12,000,000 in cash. In addition, up to $3,000,000 of cash may be paid to the shareholders of VIE upon the achievement of certain performance targets.

  D&M (Asia) Ltd. and Database & Management (S) Pte. Ltd.

     On February 19, 1999, the Company acquired all of the outstanding capital stock of D&M (Asia) Ltd., a Hong Kong corporation and Database & Management (S) Pte. Ltd., a Singapore corporation (collectively "D&M"). D&M provides professional integration services to customers in the Pacific Rim.

     The aggregate consideration paid by the Company was $6,050,000, payable as follows: $3,000,000 in cash and approximately $2,900,000 through the issuance of 48,940 unregistered shares of the Company's common stock. Fees and expenses related to this transaction were approximately $150,000. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, liabilities and operating results of D&M have been included in the accompanying consolidated financial statements from March 1, 1999.

     An independent valuation of D&M's net assets was performed to assist in the allocation of the purchase price. The portion of the purchase price in excess of the fair value of the net tangible assets of D&M was allocated to goodwill ($5,336,000) and is being amortized on a straight-line basis over a seven-year period. D&M's other assets were valued at approximately $1,098,000 and its liabilities assumed totaled approximately $384,000.

3. LOSS PER COMMON SHARE

     The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), by retroactively restating per share amounts for all periods presented. Under SFAS 128, basic loss per common share is determined by dividing net income from continuing operations available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per common share includes the effects of potentially issuable common stock, but only if dilutive. The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. The if-converted method is used for convertible securities.

                           NEW ERA OF NETWORKS, INC.

4. COMPREHENSIVE LOSS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The purpose of SFAS 130 is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The only items of other comprehensive income reported by the Company are the cumulative translation adjustment and unrealized loss on marketable securities available for sale. The Company's comprehensive income for the three and six months ended June 30, 1999 and 1998 was as follows:

                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                           JUNE 30,                    JUNE 30,
                                   -------------------------   -------------------------
                                      1999          1998          1999          1998
                                   -----------   -----------   -----------   -----------
Net loss for the period..........  $(8,822,663)  $(2,358,866)  $(6,240,557)  $(1,566,488)
Change in cumulative translation
  adjustment.....................     (141,145)       86,764      (379,313)       75,532
Unrealized loss on marketable
  securities.....................     (466,740)           --      (466,740)           --
                                   -----------   -----------   -----------   -----------
Comprehensive loss...............  $(9,430,548)  $(2,272,102)  $(7,086,610)  $(1,490,956)
                                   ===========   ===========   ===========   ===========

5. RELATED PARTY NOTE RECEIVABLE

     During the second quarter of 1999, the Company funded approximately $7,900,000 toward a short-term construction loan to Greenwood Plaza Partners, LLP ("GPP") for construction of two buildings and a parking structure. GPP is principally owned by the Company's Chief Executive Officer and Chairman of the Board. Upon completion of construction, the Company intends to lease the buildings from GPP, in whole or in part, for use as its principal corporate headquarters.

     The Company replaced an existing lender for the first phase of construction, and has committed to fund up to $31,440,000 for one year at a floating interest rate of 90-day LIBOR plus 2.05%. During construction, GPP intends to obtain permanent financing from a third-party lender. The terms of the construction financing are consistent with those that were in place with GPP's previous lender and have been approved by the Company's board of directors. The loan is secured with the project's assets, the project's rental income and the personal guarantee of the Company's Chief Executive Officer and Chairman of the Board.

6. STOCKHOLDERS' EQUITY

     On June 15, 1999, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized shares of common stock from 45,000,000 to 200,000,000. The Certificate of Amendment was filed with the State of Delaware on August 11, 1999.

7. SEGMENT INFORMATION

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

                           NEW ERA OF NETWORKS, INC.

separately because each operating segment represents a strategic business unit that offers products and services in different markets.

     The Company classifies its business activities into three operating segments: The Americas; Europe and Asia Pacific; and Corporate and Other. Information regarding the Company's operations in these three operating segments, which are managed separately, are set forth below. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for consolidated results. There are no significant intersegment sales or transfers between the segments for the periods presented.

                                            THREE MONTHS ENDED                          THREE MONTHS ENDED
                                              JUNE 30, 1999                                JUNE 30, 1998
                                ------------------------------------------   -----------------------------------------
                                            EUROPE    CORPORATE                          EUROPE    CORPORATE
                                  THE      AND ASIA      AND                   THE      AND ASIA      AND
                                AMERICAS   PACIFIC      OTHER      TOTAL     AMERICAS   PACIFIC      OTHER      TOTAL
                                --------   --------   ---------   --------   --------   --------   ---------   -------
                                                                (AMOUNTS IN THOUSANDS)
Total revenues................  $16,749    $ 9,392    $     --    $ 26,141   $ 7,105     $3,350    $  1,005    $11,460
Total cost of revenues........    4,549      6,032          --      10,581       926        696         955      2,577
                                -------    -------    --------    --------   -------     ------    --------    -------
Gross profit..................   12,200      3,360          --      15,560     6,179      2,654          50      8,883
Selling and marketing.........    7,296      3,230       2,895      13,421     1,551      1,242       1,035      3,828
Research and development......       --         --       9,322       9,322        --         --       2,915      2,915
General and administrative....       --         --       3,890       3,890        --         --       1,168      1,168
                                -------    -------    --------    --------   -------     ------    --------    -------
Operating profit (loss) before
  acquisition-related
  charges.....................    4,904        130     (16,107)    (11,073)    4,628      1,412      (5,068)       972
Acquisition-related charges...       --         --       3,353       3,353        --         --       3,821      3,821
                                -------    -------    --------    --------   -------     ------    --------    -------
Operating profit (loss).......    4,904        130     (19,460)    (14,426)    4,628      1,412      (8,889)    (2,849)
Other income and expense,
  net.........................       --         --       1,759       1,759        --         --         490        490
                                -------    -------    --------    --------   -------     ------    --------    -------
Net income (loss) before
  tax.........................    4,904        130     (17,701)    (12,667)    4,628      1,412      (8,399)    (2,359)
Tax benefit...................       --         --       3,844       3,844        --         --          --         --
                                -------    -------    --------    --------   -------     ------    --------    -------
Net income (loss) after tax...  $ 4,904    $   130    $(13,857)   $ (8,823)  $ 4,628     $1,412    $ (8,399)   $(2,359)
                                =======    =======    ========    ========   =======     ======    ========    =======

                                             SIX MONTHS ENDED                            SIX MONTHS ENDED
                                              JUNE 30, 1999                                JUNE 30, 1998
                                ------------------------------------------   -----------------------------------------
                                            EUROPE    CORPORATE                          EUROPE    CORPORATE
                                  THE      AND ASIA      AND                   THE      AND ASIA      AND
                                AMERICAS   PACIFIC      OTHER      TOTAL     AMERICAS   PACIFIC      OTHER      TOTAL
                                --------   --------   ---------   --------   --------   --------   ---------   -------
                                                                (AMOUNTS IN THOUSANDS)
Total revenues................  $34,124    $17,598    $  4,030    $ 55,752   $11,179     $6,538    $  3,325    $21,042
Total cost of revenues........    8,212      7,568       1,145      16,925     1,631      1,074       1,620      4,325
                                -------    -------    --------    --------   -------     ------    --------    -------
Gross profit..................   25,912     10,030       2,885      38,827     9,548      5,464       1,705     16,717
Selling and marketing.........   13,064      5,694       4,488      23,246     3,240      2,476       1,717      7,433
Research and development......       --         --      16,210      16,210        --         --       5,606      5,606
General and administrative....       --         --       6,956       6,956        --         --       2,160      2,160
                                -------    -------    --------    --------   -------     ------    --------    -------
Operating profit (loss) before
  acquisition-related
  charges.....................   12,848      4,336     (24,769)     (7,585)    6,308      2,988      (7,778)     1,518
Acquisition-related charges...       --         --       5,053       5,053        --         --       3,871      3,871
                                -------    -------    --------    --------   -------     ------    --------    -------
Operating profit (loss).......   12,848      4,336     (29,822)    (12,638)    6,308      2,988     (11,649)    (2,353)
Other income and expense,
  net.........................       --         --       3,943       3,943        --         --         787        787
                                -------    -------    --------    --------   -------     ------    --------    -------
Net income (loss) before
  tax.........................   12,848      4,336     (25,879)     (8,695)    6,308      2,988     (10,862)    (1,566)
Tax benefit...................       --         --       2,454       2,454        --         --          --         --
                                -------    -------    --------    --------   -------     ------    --------    -------
Net income (loss) after tax...  $12,848    $ 4,336    $(23,425)   $ (6,241)  $ 6,308     $2,988    $(10,862)   $(1,566)
                                =======    =======    ========    ========   =======     ======    ========    =======

                           NEW ERA OF NETWORKS, INC.

8. SUBSEQUENT EVENTS.

     The Company has been named as a defendant in a number of class action lawsuits alleging violation of the federal securities laws. Certain executive officers of the Company also are named as defendants. These lawsuits were filed in federal court in Colorado in July and August 1999. Most of the complaints in these lawsuits assert claims on behalf of purchasers of the Company's securities between April 21, 1999 and July 6, 1999. A few of the complaints assert claims on behalf of purchasers between October 29, 1998 and July 7, 1999. The complaints allege that the Company and the other defendants made material misrepresentations and omissions regarding the Company's business and prospects, causing harm to purchasers of the Company's securities. The complaints do not specify the amount of damages sought. These cases are in the early stages and the Company has not yet formally responded to the complaints. The Company believes these lawsuits are completely without merit. The Company intends to deny all material allegations and to defend itself vigorously. An adverse judgment or settlement in these lawsuits could have a material adverse effect on the Company's financial condition or results of operations. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

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

OVERVIEW

     Our net loss for the second quarter of 1999 was $8.8 million, or $0.28 per diluted share compared to a net loss of $2.4 million, or $0.11 per diluted share, for the same period last year. Our net loss for the first six months of 1999 was $6.2 million, or $0.20 per diluted share compared to a net loss of $1.6 million, or $0.08 per diluted share, for the same period last year. Excluding acquisition-related charges and assuming a 35% tax rate, the net loss per diluted share for the second quarter of 1999 and six months ended June 30, 1999 was $0.19 and $0.08, respectively. This compares to a net earnings per diluted share of $0.04 and $0.07 for the same periods of 1998.

     During the second quarter of 1999, our results of operations reflected an operating loss of $14.4 million compared to an operating loss of $2.8 million for the second quarter last year. Quarterly operating expenses, excluding acquisition-related charges and amortization, increased 237% to $26.6 million in the first quarter of 1999 from $7.9 million in the same period last year and exceeded total revenue growth of 128%. Our operating loss for the first six months of 1999 was $12.6 million compared to an operating loss of $2.4 million for the same period last year. For the six-month period ending June 30, 1999, operating expenses, excluding acquisition-related charges and amortization, increased 205% to $46.4 million in the first six months of 1999 from $15.2 million in the same period last year exceeding total revenue growth of 165%.

     A shortfall in license revenues, combined with increases in expenses in sales and administration in anticipation of higher revenues, impacted our results for the quarter and six-months ended June 30, 1999. There were two primary reasons for our revenue shortfall. First, a significant number of software license sales our partners, as well as our internal sales force, had projected for the quarter did not close or closed for smaller amounts than anticipated. For example, we noted delays in sales where customer's approval processes were elevated to higher levels, as well as clients who chose to purchase on a project-by-project basis rather than a volume buy. In addition, sales through some of our channel partners were delayed due to a variety of factors, including our software being bundled into large enterprise agreements which generally involve a longer sales cycle, and customers electing to defer their purchase decision. Second, our software license revenue growth is increasingly dependent on our sales and marketing partnership with IBM. Both of our sales forces can sell the MQSeries Integrator ("MQSI") product, but the economics are different depending on which partner actually takes the order. In the second quarter of 1999, the percentage of total MQSI sales recorded by IBM was much higher than anticipated, which resulted in lower than expected royalty income.

     We are actively addressing our future operating plans given the uncertainty of market conditions, and we are currently focused on controlling expenses by closely reviewing headcount additions and adding personnel only in critical positions. Controls over discretionary expenses have also been tightened throughout the organization.

     Subsequent to June 30, 1999, we have planned significant personnel reductions and facility consolidations. Consequently, we will incur a one-time charge to operating expenses of approximately $3-$5 million in the third quarter of 1999. In early July 1999, IBM informed us that they would no longer provide royalty information during the current quarter. Beginning with the third quarter of 1999, we will record royalty income from IBM on a one-quarter lag.

     The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to total revenues:

                                                         THREE MONTHS        SIX MONTHS
                                                            ENDED              ENDED
                                                           JUNE 30,           JUNE 30,
                                                         ------------       ------------
                                                         1999    1998       1999    1998
                                                         ----    ----       ----    ----
Revenues:
  Software licenses....................................   34%     63%        47%     66%
  Software maintenance.................................   14       7         12       6
  Professional services................................   52      30         41      28
                                                         ---     ---        ---     ---
          Total revenues...............................  100     100        100     100
Cost of revenues:
  Cost of software licenses(1).........................    3       6          2       5
  Cost of software maintenance and professional
     services(2).......................................   60      51         56      51
                                                         ---     ---        ---     ---
          Total cost of revenues.......................   40      22         30      21
          Gross profit.................................   60      78         70      79
Operating expenses:
  Sales and marketing..................................   51      33         42      35
  Research and development.............................   36      25         29      27
  General and administrative...........................   15      10         13      10
  Charge for acquired in-process research and
     development.......................................   --      33         --      17
  Amortization of intangibles..........................   13       1          9       1
                                                         ---     ---        ---     ---
          Total operating expenses.....................  115     102         93      90
                                                         ---     ---        ---     ---
Loss from operations...................................  (55)    (24)       (23)    (11)
Other income, net......................................    7       4          7       4
                                                         ---     ---        ---     ---
Loss before provision for income taxes.................  (48)    (20)       (16)     (7)
Benefit from income taxes..............................    4      --          5      --
                                                         ---     ---        ---     ---
          Net loss.....................................  (44)%   (20)%      (11)%    (7)%
                                                         ===     ===        ===     ===
          Net income (loss) excluding
            acquisition-related amortization of
            intangibles, net of tax effect if taxed at
            a 35% rate.................................  (23)%     8%        (4)%     7%
                                                         ===     ===        ===     ===

---------------

(1) As a percentage of software licenses revenue.

(2) As a percentage of software maintenance and professional services revenue.

REVENUES

     Our revenues grew by 128% to $26.1 million for the quarter ended June 30, 1999 from $11.5 million for the quarter ended June 30, 1998. The revenue mix between software licenses, software maintenance, and professional services was 34%, 14% and 52%, respectively, for the second quarter of 1999 compared to 63%, 7% and 30%, respectively, for the same quarter last year. For the first six months of 1999, total revenues grew by 165% to $55.8 million from $21.0 million for the same period in 1998. The revenue mix between software licenses, software maintenance, and professional services was 47%, 12% and 41%, respectively, for the first six months of 1999 compared to 66%, 6% and 28%, respectively, for the corresponding period last year. The increase in total revenues for the second quarter and six-month period ended June 30, 1999 compared to the corresponding periods last year was primarily from growth in software maintenance and professional services revenue, which typically follows the license transactions closed during prior quarters.

     Software license revenues increased 22% to $8.9 million for the quarter ended June 30, 1999 from $7.3 million for the quarter ended June 30, 1998. Software license revenues increased 90% to $26.2 million for the six-month period ended June 30, 1999 from $13.8 million for the six-month period ended June 30, 1998.

There were two primary reasons for our revenue shortfall. First, a significant number of software license sales our partners, as well as our internal sales force, had projected for the quarter did not close or closed for smaller amounts than anticipated. For example, we noted delays in sales where customer's approval processes were elevated to higher levels, as well as clients who chose to purchase on a project-by-project basis rather than a volume buy. In addition, sales through some of our channel partners were delayed due to a variety of factors, including our software being bundled into large enterprise agreements which generally involve a longer sales cycle, and customers electing to defer their purchase decision. Second, our software license revenue growth is increasingly dependent on our sales and marketing partnership with IBM. Both of our sales forces can sell the MQSI product, but the economics are different depending on which partner actually takes the order. In the second quarter of 1999, the percentage of total MQSI sales recorded by IBM was much higher than anticipated, which resulted in lower than expected royalty income.

     Software maintenance revenues increased 341% to $3.7 million for the quarter ended June 30, 1999 from $840,000 for the quarter ended June 30, 1998. Software maintenance revenues increased 439% to $6.8 million for the six-month period ended June 30, 1999 from $1.3 million for the six-month period ended June 30, 1998. The increase during both the quarter and six-month period compared to the corresponding period last year was primarily as a result of our growing installed base of customers and the consistent renewal rates for existing customers.

     Professional services revenue grew 305% to $13.6 million for the quarter ended June 30, 1999 from $3.4 million for the quarter ended June 30, 1998. Professional services revenue grew 282% to $22.7 million for the six-month period ended June 30, 1999 from $5.9 million for the six-month period ended June 30, 1998. We continued to experience increased demand for services in both the quarter and the first six months of 1999 compared to the same periods last year. The increase was primarily due to higher revenue from consulting, which is the largest component of services, although training revenue also increased during the quarter and six-month period. The increase in consulting revenue was primarily due to the acquisition of service-oriented operations, D&M and SLI, and prior periods' license fee revenue growth, which resulted in more demand for implementation services.

     As a percentage of total revenues, professional services revenue increased during the second quarter and first six months of 1999 compared to the same periods in the prior year. This was due to the timing of professional services revenue in relation to software license revenue growth in prior periods and minimal license fee growth in the second quarter of 1999. Continued demand for professional services also resulted from our ongoing emphasis on providing consulting and training services that complement our software products. In any quarter, total services revenue is dependent upon license transactions closed during the current and preceding quarters, the amount and size of consulting engagements, the number of consultants available to staff engagements, billing rates for consulting services and training courses, and the number of customers attending training courses.

COST OF REVENUES

     Cost of software licenses include royalty payments to third parties for jointly developed products, software purchased from third parties for resale, documentation and software delivery expenses. The total dollar amount incurred for the cost of license fees decreased 41% to $261,000 for the quarter ended June 30, 1999 from $442,000 for the quarter ended June 30, 1998. For the six-month period, the total dollar amount for the cost of software licenses decreased 39% to $407,000 from $664,000 for the same period last year due primarily to a decrease in royalty expenses payable to IBM. This decrease was a result of a shift in the taking of customer orders. For the six months ended June 30, 1998, the majority of all MQIntegrator orders were taken by our sales representatives and we owed IBM a royalty percentage. However, in the six months ended June 30, 1999, the majority of the customer orders for MQSI were taken by IBM or an IBM distributor and a net royalty income was recorded by our Company.

     Cost of software maintenance and professional services includes the personnel and related overhead costs for services, including consulting, training and customer support, as well as fees paid to third parties for subcontracted services. Cost of software maintenance and professional services increased 383% to $10.3 mil-lion for the quarter ended June 30, 1999 from $2.1 million for the quarter ended June 30, 1998. For the six-month period ended June 30, 1999, cost of software maintenance and professional services increased 351% to $16.5 million from $3.7 million for the same period last year. The increase was primarily due to increased personnel expenses and subcontracted service costs to support the growth in demand for implementation and consulting services. During the first six months of 1999, a larger percentage of professional services revenue was generated through subcontracted work, which increased the related costs compared to the same period last year. As a result, the gross margin on services revenue decreased to 40% and 44% for the second quarter and first six months of 1999, respectively, compared to 49% for both the second quarter and the first six months of 1998.

OPERATING EXPENSES

  Sales and Marketing

     Sales and marketing expense consists of personnel, commissions and related overhead costs for the sales and marketing activities. Sales and marketing expense increased to $13.4 million for the quarter ended June 30, 1999 from $3.8 million for the quarter ended June 30, 1998, representing 51% and 33% of total revenues, respectively. Sales and marketing expense increased to $23.2 million for the six-month period ended June 30, 1999 from $7.4 million for the corresponding period last year, representing 42% and 35% of total revenues, respectively. The increase in expense for both the quarter and six-month period was primarily the result of additional personnel and expanded marketing activities. The total number of sales and marketing personnel more than doubled as of June 30, 1999 compared to a year ago. We continued to add personnel in direct sales and supporting positions during the first and second quarters of 1999 in order to meet our future sales goals.

  Research and Development

     Research and development expense includes personnel and related overhead costs for product development, enhancements, upgrades, quality assurance and testing. Research and development expense increased to $9.3 million for the quarter ended June 30, 1999 from $2.9 million for the quarter ended June 30, 1998, representing 36% and 25% of total revenues, respectively. Research and development expense increased to $16.2 million for the six-month period ended June 30, 1999 from $5.6 million for the six-month period ended June 30, 1998, representing 29% and 27% of total revenues, respectively. The increase was primarily due to an increase in the number of research and development personnel compared to the end of the second quarter last year. Of this increase in personnel, approximately two-thirds of this increase was a result of organic growth and one-third was related to growth from acquisitions. We anticipate that future research and development expenses will increase in the second half of 1999, as compared with the same period of 1998, due in part to the addition of the research and development teams of our newly acquired subsidiaries in the third quarter of 1998 and the second quarter of 1999. Additionally, we are continuing our ongoing product enhancements in e-business and other areas such as NEONtrak, Business Event Manager and integration adapters tools.

  General and Administrative

     General and administrative expense includes personnel and related overhead costs for the support and administrative functions. General and administrative expense increased to $3.9 million for the quarter ended June 30, 1999 from $1.2 million for the quarter ended June 30, 1998, representing 15% and 10% of total revenues, respectively. General and administrative expense increased to $7.0 million for the six-month period ended June 30, 1999 from $2.2 million for the six-month period ended June 30, 1998, representing 13% and 10% of total revenues, respectively. The total dollar amount of expense increased primarily due to an increase in personnel to facilitate expansion of our operations. General and administrative expenses as a percentage of total revenues increased primarily due to the lower than expected software license revenues during the first half of 1999.

OTHER INCOME, NET

     Other income, net includes interest income earned on cash, cash equivalents, short-term and long-term marketable securities, interest expense, foreign currency gains and losses, and other nonoperating income and expenses. Interest income increased to $1.9 million for the quarter ended June 30, 1999 and $4.2 million for the six-month period ended June 30, 1999 from $568,000 for the quarter ended June 30, 1998 and $871,000 for the six-month period ended June 30, 1998. The increase was primarily due to interest earned on the remaining proceeds from the follow-on offerings completed in May and December of 1998.

PROVISION FOR INCOME TAXES

     We reported no income tax expense for the quarter and six months ended June 30, 1998. Our deferred tax assets were fully offset by a valuation allowance until the fourth quarter of 1998. During 1998, our deferred tax assets increased to approximately $9.0 million, principally for intangibles acquired from CAI that were expensed, but which must be amortized for tax purposes over 15 years, and additions to our tax credit carryovers. We also realized reduced U.S. taxes of approximately $3.2 million for deductions related to the exercise of stock options. As required, the tax benefit from the options was added to additional paid-in capital and excluded from net income. Without the stock option deductions, we would have fully used our carryovers and paid U.S. federal taxes in 1998. Consequently, we concluded that it was likely that we would realize at least $5.0 million of our deferred tax assets and the valuation allowance was adjusted during the fourth quarter of 1998 to $4.0 million. At December 31, 1998, our balance sheet reflected net deferred tax assets of approximately $5.0 million.

     We reported an income tax benefit for the quarter ended June 30, 1999 of $3.8 million. The benefit results from reversing the provision we recorded for the quarter ended March 31, 1999 of $1.4 million, and from increasing our net deferred tax assets to reflect additional tax losses and tax credits that we currently project we will generate during 1999. During the second quarter we purchased all of the stock of four companies. In each case, the purchase price has been allocated to the assets and liabilities acquired, including intangible assets, based on their fair values. The excess of purchase price over the fair value of the identifiable net tangible and intangible assets acquired has been allocated to goodwill. For tax purposes, we have assumed the historical tax basis of the assets and liabilities reflected in the preacquisition tax returns of the sellers. Consequently, we must record net deferred tax liabilities for the tax effects of these basis differences, other than goodwill, that we currently estimate will be approximately $5.5 million. We expect to record these deferred tax liabilities, and corresponding increases to goodwill, during the quarter ending September 30, 1999, when we finalize the allocations to the acquired assets.

     The deferred tax provision for the six months ended June 30, 1999, reflects our current estimated effective tax rate for calendar 1999 of approximately 35%. The provision also includes current state and foreign income taxes projected to be payable for 1999 of approximately $600,000, net of deferred tax benefits we believe, more likely than not, will be realized. The impact of recording the anticipated 1999 current state and foreign taxes payable against the tax provision for the six months ended June 30, 1999 causes the overall effective tax rate to be 28% for such period. The timing and tax consequences of additional transactions, as well as operating results during the remainder of 1999, could cause our actual effective tax rate to vary significantly from our current estimate.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, our principal sources of liquidity consisted of $129.5 million of cash, cash equivalents, short-term and long-term investments in marketable securities compared with $196.1 million at December 31, 1998. No amounts were outstanding under the line of credit during the six-month periods ended June 30, 1999 or 1998. The Company had working capital of $112.1 million at June 30, 1999. Included in determining such amounts are short-term deferred revenue and customer deposits of $10.5 million. The majority of short-term deferred revenue represents annual support payments billed to customers, which is recognized ratably as revenue over the support service period. Without the short-term deferred revenue and customer deposits, working capital would have been $122.6 million.

     We used $14.1 million in cash for operating activities during the six-month period ended June 30, 1999 compared to generating $1.0 million in cash during the six-month period ended June 30, 1998. The decrease in operating cash flow was due to the net loss for the 1999 period, a decrease in accrued liabilities and an increase in accounts receivable, net.

     Our accounts receivable, net increased to $39.7 million at June 30, 1999 compared to $28.3 million at December 31, 1998. Of the $11.4 million increase in accounts receivable, net, $8.7 million of the increase was due to acquisitions which occurred mid-quarter and near the end of the June 30, 1999 quarter. As required by purchase accounting, our accounts receivable balance includes each of the acquired entity's respective accounts receivable balances while sales are included only from the effective date of the acquisition.

     We used $87.4 million in cash for investing activities for the six-month period ended June 30, 1999 compared to $5.0 million for the six-month period ended June 30, 1998. In both periods, one of the primary investing activities was the net purchases of short-term and long-term marketable securities. The increase from the prior year was primarily due to the investment of the remaining proceeds from follow-on offerings during the first two quarters of 1999. In the six months ended June 30, 1999, we continue to invest cash in business combinations. The most significant cash outlays for acquisitions resulted from the VIE, SLI and Microscript acquisitions with net cash investments of $11.9 million, $16.2 million and $6.7 million, respectively. During the first six months of both years, we purchased furniture, fixtures and equipment necessary to support our expanding operations. During the second quarter of 1999, we funded approximately $7.9 million toward a short-term construction loan to Greenwood Plaza Partners, LLP ("GPP") for construction of two buildings and a parking structure. GPP is principally owned by the Company's Chief Executive Officer and Chairman of the Board. Upon completion of construction, the Company intends to lease the buildings from GPP, in whole or in part, for use as its principal corporate headquarters. We replaced an existing lender for the first phase of construction, and have committed to fund up to $31.44 million for one year at a floating interest rate of 90-day LIBOR plus 2.05%. During construction, GPP intends to obtain permanent financing from a third-party lender. The terms of the construction financing are consistent with those that were in place with GPP's previous lender and have been approved by our board of directors.

     Financing activities provided $3.7 million in cash during the first six months of 1999 compared to $51.7 million for the same period last year. For the 1999 period, this cash was from exercises of common stock options and the Employee Stock Purchase Plan. In the 1998 period, we received $50.7 million in net proceeds from our May 1998 secondary offering and $1.0 million in proceeds from the exercise of stock options, warrants and the Employee Stock Purchase Plan.

     In July 1999, we agreed with the former equity holders of Microscript to pay additional purchase consideration to more closely reflect the purchase value agreed upon in the purchase negotiations. This will require additional cash expenditures of $16.5 million in third quarter 1999.

     We believe that our existing balances of cash, cash equivalents and short-term and long-term investments in marketing securities will be sufficient to meet our anticipated working capital and capital expenditure needs at least for the next 12 months. Thereafter, we may require additional sources of funds to continue to support our business. There can be no assurance that such capital, if needed, will be available or will be available on terms acceptable to us.

IN-PROCESS RESEARCH AND DEVELOPMENT

     During fiscal year 1998, we acquired Century Analysis, Inc. ("CAI"), and MSB Consultants ("MSB"). We continued to incur research and development expenses in the second quarter of 1999 on the in-process research and development ("IPR&D") projects acquired from these two companies. Detailed descriptions of these projects were included in our 10-K for the year ended 1998; specific activities for the second quarter of 1999 follows.

     As of the date of the CAI acquisition, CAI had invested $4.9 million in the IPR&D identified in our 10-K. We estimated that an additional $4.2 million would be required to over the next 12 to 18 months following the acquisition to develop the products to commercial viability.

     We have continued to invest additional R&D dollars in the acquired IPR&D projects. In the second quarter of 1999, we expended approximately thirty-six man months on the acquired CAI projects in total. We are contemplating various strategies with respect to the continued development of the IPR&D projects. Significant achievements had been accomplished as of the valuation date on the IPR&D projects such as the development of frameworks for design and coding, and construction of the various codes and surrounding architectures. We continue to make progress in these areas, among others.

     At July 31, 1999, we project the remaining costs required to complete the next generation Impact/TDM project will be approximately $1.5 million should this project be completed as anticipated on the acquisition date. The next generation Impact/TDM project has been incorporated into our NEON Common Architecture R&D strategy, and the continued development and remaining costs for completion are being incorporated into this global architecture strategy. We estimate the total costs for the Impact/TDM project within our global architecture to be approximately the same as initially projected.

     CAI had expended a total of approximately $3.1 million on Component-related projects prior to the closing of the acquisition. For these projects to reach technological feasibility, additional efforts were projected to cost approximately $950,000. We have continued development work in this area and initial product release dates are set for the fourth quarter of 1999.

     CAI had expended approximately $1.1 million on Other Enterprise Technology Solutions as of September 1998. For these projects to reach technological feasibility, we projected that additional efforts would need to be accomplished in a timely manner and would cost approximately $1.6 million. We continue to spend heavily on these projects and at this time, significant additional achievements have been made. Specifically, the XML technology has advanced to the testing stage on several modules (scheduled to be released in the third quarter), and the CORBA technology is being brought into a stand alone adapter product to be released by year end 1999.

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

     We have continued to invest additional R&D dollars in the acquired IPR&D projects during the second quarter. We expect to continue development on all of these projects through their completion. Currently, the timeline and expectations for completion of these projects do not differ materially from what was anticipated at the time of the purchase. We also have a higher level of certainty that the projects will be released as planned. Our current revenue and cost estimates do not materially differ from the initial valuation.

     We believe that the work performed as of the valuation date had encompassed many of the critical elements needed to complete the Price Server project. We estimate that approximately $1,500,000 in development costs was incurred as of the acquisition date and approximately $220,000 would be required to complete the remaining development tasks. We spent approximately $140,000 in the second quarter. The Pricing module for banking applications became available during the first half of 1999.

     In order to achieve milestones for the aRTe project, we estimate that MSB had spent approximately $1,500,000 on this project as of June 1998. Remaining R&D expenditures were estimated to be approximately $230,000 in order to complete this project. We spent approximately $85,000 in the second quarter. ARTe's functionality will be incorporated into a NEON product introduction in mid-1999, and further enhanced during the remainder of 1999.

     It was estimated that $75,000 had been incurred as of the acquisition date for the Quantum Leap project and that approximately $400,000 would be required to complete the product. We spent approximately $170,000 in the second quarter. The first version of this product was released in the fourth quarter of 1998, and further development efforts are underway to incorporate Quantum Leap technology into another of our products scheduled to be released in the third quarter of 1999.

     We do not break down revenues attributable specifically to CAI- and MSB-derived products, and anticipate doing so later in 1999 or the beginning of 2000. As products are offered both as a suite and as individual applications, NEON license fees are not necessarily application specific. However, we believe that overall revenues generated to date concur with the assumptions used in the valuation analysis. Within the MSB product line, the product revenue we expect during 1999 from the products sold on a stand-alone version, as well as the product suite incorporating the technology, is substantially the same as initially forecasted in the valuation study. The product that incorporates the CAI Component related projects has a release date now estimated for the fourth quarter. We believe that the total forecast for this product, as well as the other CAI projects, remains substantially the same as in the valuation study over the remaining life of the products.

     We currently believe that expenses associated with completing the purchased in-process research and development are consistent with the estimates used in the valuation. In addition, completion dates for the development projects discussed above remain consistent with projections used at the time of the acquisition as well as are consistent with the numbers presented in this analysis. The only change was that the product using the Component related technology is scheduled to be released one quarter after our initial estimate. Research and development spending with respect to these offerings is expected to continue at a rate that is consistent with our overall research and development spending. We do not believe that the acquisitions resulted in any material changes in our profit margins or in selling, general and administrative expenses. We do not believe that we achieved any material expense reductions or synergies as a result of the acquisition.

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

FOREIGN CURRENCY RISK

     We have wholly owned subsidiaries located in England, France, Switzerland, Australia, Germany, Hong Kong, Malaysia and Singapore. Sales and expenses from these operations are typically denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in foreign exchange rates may positively or negatively affect our sales, gross margins and retained earnings. We do not believe that reasonably possible near-term changes in exchange rates will result in a material effect on our future earnings, fair values or cash flows and, therefore, have chosen not to enter into foreign currency hedging instruments. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of foreign exchange rates relative to the United States dollar.

YEAR 2000 COMPLIANCE

     The Year 2000 computer problem, commonly referred to as the Y2K bug, continues to create a risk for our Company and, therefore, we make the following Year 2000 readiness disclosure. An adverse impact on our operations could occur if computer systems do not correctly recognize date information when the year changes to 2000. Our Company's risks continue to exist in the following areas:
1) systems used by our Company to run its business; 2) systems used by our suppliers; 3) potential warranty and other claims from our customers; and 4) the potential reduced spending by other companies on our software products due to significant information systems spending to remediate Year 2000 problems.

     Our Company is a relatively new corporation and, therefore, does not expect to encounter many Year 2000 computer problems associated with our internal systems, equipment, or facilities. As internal systems and equipment have been implemented, and as we have expanded into new facilities, in the normal course of our Company's growth or through acquisition (e.g., Convoy, Microscript), we have attempted to obtain, and received, assurances of Year 2000 readiness from appropriate sources. We will continue to obtain such assurances for future internal systems, equipment, and facilities. In addition, we continue to monitor, including performing additional testing, as appropriate, the Year 2000 readiness status of previously obtained equipment, internal systems, and facilities. Noncompliant systems, equipment, or facilities are expected to be replaced or upgraded in a timely manner prior to December 31, 1999. We have not currently identified alternative remediation strategies or contingency plans if replacement or upgrade is not feasible, since we perceive this possibility to be low, but will continue to reevaluate the need for alternative remediation strategies and contingency plans as warranted by further risk analysis. For internal Year 2000 noncompliance issues identified to date and expected throughout 1999, the cost of upgrade or replacement is not expected to be material to our operating results. However, if significant new noncompliance issues are subsequently identified, and replacement or upgrade is delayed beyond December 31, 1999, operating results could be materially adversely affected.

     We have limited material relationships with suppliers, domestically or internationally, whose inability to provide products or services would have a material adverse impact on operating results. Suppliers where such material relationships do exist appear to be limited to utility companies whose inability to provide service could materially affect all business entities. We have and will continue to monitor their Year 2000 efforts and will develop contingency plans as appropriate.

     Our Company, based on certain products not including date fields, date field testing of other products, Y2K certification of CAI acquired products, and Y2K related compliance information evaluated during recent acquisition due diligence, believes the majority of our current products are Year 2000 compliant and has provided Year 2000 warranties to many of our customers. In fact, we believe that some customers may be purchasing certain of our products as in interim solution to their Year 2000 needs until their current suppliers reach compliance. However, since all customer situations cannot be anticipated, particularly those involving third-party products, increased warranty and other claims may be seen as a result of the transition to Year 2000. Litigation in general may also increase regarding Year 2000 compliance issues, although recently enacted Federal legislation, which we are currently evaluating in order to implement processes for effective adherence, may impact this anticipated increase. Therefore, the impact of customer claims could have a material adverse impact on our operating results.

     Finally, Year 2000 compliance issues continue to be issues of focus for almost all businesses. Companies whose computer systems and applications may require significant hardware and software upgrades or modifications may reallocate capital expenditures to fix Year 2000 problems of existing systems, or reevaluate their current system needs. In addition, those Companies who have completed Year 2000 upgrades or modifications, or are near completion, may still continue to defer purchases of additional software until after the transition to the Year 2000 to avoid the possibility of introducing additional contingencies that they may believe may affect their Year 2000 compliance. If customers defer purchases of our software because of reallocation or to avoid perceived additional contingencies, or move to other systems or suppliers due to reevaluation, this too could have a material adverse impact on our operating results.

     Our Company realizes the possibility that, in total, all of the potential material adverse impacts discussed above may occur. To date, due to the uncertainty in predicting actual outcomes, including impact based on action or inaction by third-parties, this is considered the most reasonably likely worst case scenario. However, contingency plans are currently not in place due to the current state of information that is available to us and the anticipated flux of reliable information prior to December 31, 1999, which could change the Year 2000 landscape relative to our Company several times over in the coming months. Appropriate contingency plans will be put in place as available, reliable information takes on a more static quality.

     In order to evaluate the above risks, implement any necessary remediations in the future, provide risk reevaluations and continued appropriate monitoring activities, and develop appropriate contingency plans as warranted, we have designated appropriate individuals within the organization responsible for Year 2000 issues. We will continue to assess the need for additional Year 2000 readiness personnel as appropriate.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     As described by the following factors, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

OUR OPERATING RESULTS FLUCTUATE SIGNIFICANTLY AND DEPEND ON MANY FACTORS.

     Except for the second quarter of 1999 results, we had significant historic revenue growth. As in the second quarter of 1999, such growth rates may not be sustainable, and you should not use these past results to predict future operating margins or results. Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future. Our future operating results will depend on many factors, including the following:

     - the continued growth of the Enterprise Application Integration ("EAI") software market;

     - the size of the orders for our products, and the timing of such orders;

     - potential delays in our implementations at customer sites;

     - continued development of indirect distribution channels;

     - increased demand for our products;

     - the timing of our product releases;

     - competition;

     - the effects of global economic uncertainty on capital expenditures for software; and

     - the effects of Year 2000 issues on software purchases.

     Quarterly revenues and operating results depend upon the volume and timing of customer contracts received during a given quarter, and the percentage of each contract which we are able to recognize as revenue during each quarter, each of which is difficult to forecast. In addition, as is common in the software industry, a substantial portion of our revenues in a given quarter historically have been recorded in the third month of that quarter, with a concentration of such revenues in the last two weeks of the third month. If this trend continues, any failure or delay in the closing of orders during the last part of a quarter, such as occurred in the second quarter of 1999, will have a material adverse effect on our business.

     As a result of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not a good predictor of our future performance. If our future operating results are below the expectations of stock market analysts, our stock price may decline.

     SOFTWARE LICENSE REVENUE GROWTH IS INCREASINGLY DEPENDENT ON OUR RELATIONSHIP WITH IBM.

     Our revenue growth for the first half of 1999 reflected strong sales of MQSI and its predecessor product, MQIntegrator, through IBM's distribution and reseller channel. MQSI is an IBM-branded product for which IBM has assumed production and fulfillment obligations. IBM sells this product directly through its distributors and resellers and we resell it both directly and through our indirect channels. In the first half of 1999, royalty income from IBM sales of MQSI accounted for a significant portion of our total software license revenue and we expect it to continue to be a significant percentage of our software license revenue in the future. Accordingly, we continue to be dependent on IBM's management of the MQSI product, and any delay or shortfall in revenues from IBM, or in our ability to report revenue, could have a material adverse effect on our business and operating results.

     Through the second quarter of 1999, we recorded royalty income for the MQSI product in the same quarter in which IBM recorded the sale to its customer. In July 1999, IBM informed us that they would no longer provide royalty information in time for us to record revenue during the current quarter. Thus, we will record no IBM royalty income in the third quarter of 1999 and will record it on a one-quarter lag thereafter.

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

     WE HAVE A SHORT OPERATING HISTORY AND A HISTORY OF OPERATING LOSSES.

     An investor in our common stock must evaluate the risks, uncertainties, expenses and difficulties frequently encountered by companies in rapidly evolving markets. We have had a limited operating history upon which an evaluation of our Company and its prospects can be based. Prior to 1996, we recorded only nominal product revenue, and we have not been profitable on an annual basis. At June 30, 1999, our Company had an accumulated deficit of approximately $26.3 million (which includes acquisition-related costs). To address these risks and uncertainties, we must do the following:

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

     FAILURE TO ADD CUSTOMERS OR EXPAND INTO NEW MARKETS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     A significant portion of our revenue has come from a small number of large purchasers. For example, in 1998 our top ten customers accounted for 38% of total revenues. In 1998 and the six months ended June 30, 1999, Industrial Bank of Japan accounted for approximately 10% and 12% of our total revenues, respectively. Historically, our revenues have been derived primarily from sales to large banks and financial institutions. For example, sales to large banks and financial institutions accounted for 57% of total revenues in 1998 and 38% of total revenues for the second quarter of 1999. These customers or other customers may not continue to purchase our products. Our failure to add new customers that make significant purchases of our products and services would have a material adverse effect on our business, financial condition and results of operations.

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

     INABILITY TO INTEGRATE ACQUIRED COMPANIES MAY INCREASE THE COSTS OF RECENT ACQUISITIONS.

     We may from time to time acquire companies with complementary products and services in the application integration or other related software markets. Between September 1997 and June 1999, we acquired eight companies, four of which were acquired in the second quarter of 1999. These acquisitions will expose us to increased risks and costs, including the following:

     - assimilating new operations and personnel;

     - diverting financial and management resources from existing operations;
       and

     - integrating acquired personnel and technologies.

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

     - currency fluctuations;

     - currency exchange or price controls; and

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

     OUR FAILURE TO MANAGE GROWTH OF OPERATIONS MAY ADVERSELY AFFECT US.

     We must plan and manage effectively in order to successfully offer products and services and implement our business plan in a rapidly evolving market. We continue to increase the scope of our operations domestically and internationally and have grown our headcount substantially. For example, at January 1, 1996, we had a total of 35 employees and at June 30, 1999 we had a total of 1,172 employees. We may further expand domestically or internationally through internal growth or through acquisitions of related companies and technologies. This growth will continue to place a significant strain on our management systems and resources.

     For us to effectively manage our growth, we must continue to enact the following measures:

     - improve our operational, financial and management controls;

     - improve our reporting systems and procedures;

     - install new management and information control systems; and

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

     - the integration of additional software modules under development with existing products; and

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

     We are involved in a declaratory judgment action in Federal District Court for the State of Colorado and a trademark dilution case in Texas District Court for Bend County against NEON Systems, Inc. over the use of the trademark NEON. The Texas damage action was filed in June 1999. An adverse judgment or settlement, particularly in the Texas action, may result in increased costs, expenses and may have an adverse effect on our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the ordinary course of our operations, we are exposed to market risk, primarily changes in foreign currency exchange rates and interest rates. Uncertainties that are either non-financial or non-quantifiable, such as political, economic, tax, other regulatory or credit risks are not included in the following assessment of our market risks.

FOREIGN CURRENCY EXCHANGE RATES

     Operations outside of the U.S. expose us to foreign currency exchange rate changes and could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. During the first six months of 1999, 32% of our total revenue was generated from our international operations, and the net assets of our foreign subsidiaries totaled 8% of consolidated net assets as of June 30, 1999. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the U.S. primarily through wholly-owned subsidiaries in Europe, Switzerland, Hong Kong, and Australia. These foreign subsidiaries use the local currencies as their functional currency as sales are generated and expenses are incurred in such currencies. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct our operations as compared to the U.S. dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure.

INTEREST RATES

     Investments, including cash equivalents, consist of U.S.,state and municipal bonds, as well as domestic corporate bonds, with maturities of up to thirty-four months. All investments are classified as available-for-sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and accordingly are carried at market value. Changes in interest rates could impact our anticipated interest income or could impact the fair market value of our investments.

                                    PART II.

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company has been named as a defendant in a number of class action lawsuits alleging violation of the federal securities laws. Certain executive officers of the Company also are named as defendants. These lawsuits were filed in federal court in Colorado in July and August 1999. Most of the complaints in these lawsuits assert claims on behalf of purchasers of the Company's securities between April 21, 1999 and July 6, 1999. A few of the complaints assert claims on behalf of purchasers between October 29, 1998 and July 7, 1999. The complaints allege that the Company and the other defendants made material misrepresentations and omissions regarding the Company's business and prospects, causing harm to purchasers of the Company's securities. The complaints do not specify the amount of damages sought. These cases are in the early stages and the Company has not yet formally responded to the complaints. The Company believes these lawsuits are completely without merit. The Company intends to deny all material allegations and to defend itself vigorously. An adverse judgment or settlement in these lawsuits could have a material adverse effect on the Company's financial condition or results of operations. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

     The Company is involved in a declaratory judgment action in Federal District Court for the State of Colorado and a trademark dilution case in Texas District Court for Bend County against NEON Systems, Inc. over the use of the trademark NEON. An adverse judgment or settlement, particularly in the Texas action, may result in increased costs, expenses and may have an adverse effect on our business. The Texas damage action was filed in June 1999.

ITEM 2. CHANGES IN SECURITIES

     In May 1999, the Company issued 138,452 shares of common stock in connection with its acquisition of SLI International AG, a Swiss corporation. Up to an additional 75,519 shares may be issued to the former shareholders of SLI in connection with the achievement of certain performance targets. In June 1999, the Company issued approximately 881,775 shares of common stock in a statutory merger with Convoy Corporation, a Delaware corporation. In June 1999, the Company issued 445,956 shares of common stock in a statutory merger with Microscript, Inc., a Massachusetts corporation. The Company relied upon the exemptions from registration provided by Rule 506 of Regulation D, and/or
Section 4(2) under the Securities Act of 1933, as amended, in the foregoing acquisitions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on June 15, 1999.

     (b) The following Class II directors were elected at the Annual Meeting for three-year terms ending on the date of the annual stockholders' meeting in 2002:

        Joseph E. Kasputys
        Harold A. Piskiel

     The Company's Board of Directors is currently comprised of seven members who are divided into three classes with overlapping three-year terms. A director serves in office until his or her respective successor is duly elected and qualified or until his or her earlier death or resignation. The term for Class III directors (Patrick J. Fortune, Mark L. Gordon and Elisabeth W. Ireland) will expire at the annual meeting of stockholders to be held in 2001, and the term for Class I directors (George F.
(Rick) Adam, Jr. and Steve Lazarus) will expire at the annual meeting of stockholders to be held in 2000.

     (c) The stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 45,000,000 to 200,000,000.

     (d) The stockholders also ratified the appointment of Arthur Andersen LLP as the independent auditors for the year ended December 31, 1999.

     (e) The results of the vote on the matters voted upon at the Annual Meeting were, respectively:

                                                            FOR       WITHHELD
(I) ELECTION OF DIRECTORS                                ----------   --------
   Joseph E. Kasputys.................................   28,060,595   530,412
   Harold A. Piskiel..................................   28,040,889   550,118

        (ii) Approval of the amendment to the Company's Certificate of Incorporation.

   FOR        AGAINST    ABSTAIN
   ---       ---------   -------
23,693,256   4,874,764   22,987

        (iii) Ratification of Arthur Andersen LLP as independent auditors for the Company for fiscal year 1999.

   FOR        AGAINST    ABSTAIN
   ---       ---------   -------
28,543,059      28,433   19,515

     The foregoing matters are described in more detail in the Company's definitive proxy statement dated May 10, 1999.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

     (a) Exhibit

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           2.1           -- Agreement and Plan of Reorganization dated June 2, 1999 by and among Registrant and Convoy Corporation (which is
                            incorporated herein by reference to Exhibit 2.1 to the
                            Registrant's Current Report on Form 8-K filed June 24,
                            1999).
           2.2           -- Agreement and Plan of Reorganization dated June 15, 1999
                            (as amended effective June 28, 1999) by and among
                            Registrant and Microscript, Inc. (which is incorporated
                            herein by reference to Exhibit 2.1 to the Registrant's
                            Current Report on Form 8-K filed July 13, 1999).
           3.1           -- Certificate of Amendment of Certificate of Incorporation
                            of New Era of Networks, Inc. dated August 11, 1999.
          27.1           -- Financial Data Schedule.

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

Date: August 16, 1999

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           2.1           -- Agreement and Plan of Reorganization dated June 2, 1999 by and among Registrant and Convoy Corporation (which is
                            incorporated herein by reference to Exhibit 2.1 to the
                            Registrant's Current Report on Form 8-K filed June 24,
                            1999).
           2.2           -- Agreement and Plan of Reorganization dated June 15, 1999
                            (as amended effective June 28, 1999) by and among
                            Registrant and Microscript, Inc. (which is incorporated
                            herein by reference to Exhibit 2.1 to the Registrant's
                            Current Report on Form 8-K filed July 13, 1999).
           3.1           -- Certificate of Amendment of Certificate of Incorporation
                            of New Era of Networks, Inc. dated August 11, 1999.
          27.1           -- Financial Data Schedule.