Form 10-Q
period 1999-09-30
NEW ERA OF NETWORKS INC
filed 1999-11-12
CIK 1028339

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                              ONE GREENWOOD PLAZA
                      6550 SOUTH GREENWOOD PLAZA BOULEVARD
                           ENGLEWOOD, COLORADO 80111
                    (Address of principal executive offices)

       Registrant's Telephone Number, Including Area Code: (303) 694-3933

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes [X] No [ ]

     The number of shares of the issuer's Common Stock outstanding as of October 31, 1999 was 33,713,182.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                          PAGE
                                                                          ----
            PART I FINANCIAL INFORMATION
Item 1.     Financial Statements........................................    3
            Consolidated Balance Sheets.................................    3
            Consolidated Statements of Operations.......................    4
            Consolidated Statements of Cash Flows.......................    5
            Notes to Consolidated Financial Statements..................    6
Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   12
Item 3.     Quantitative and Qualitative Disclosures about Market
              Risk......................................................   28
            PART II OTHER INFORMATION
Item 1.     Legal Proceedings...........................................   30
Item 2.     Changes in Securities.......................................   30
Item 3.     Defaults Upon Senior Securities.............................   30
Item 4.     Submission of Matters to a Vote of Security Holders.........   30
Item 5.     Other Information...........................................   30
Item 6.     Exhibits and Reports on Form 8-K............................   30
Signatures..............................................................   32

                           NEW ERA OF NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $ 49,299,812    $174,173,008
  Short-term investments in marketable securities...........     3,577,333      10,658,577
  Accounts receivable, net of allowance for uncollectible
     accounts of $1,600,000 and $800,000, respectively......    41,601,278      28,310,275
  Unbilled revenue..........................................     4,488,974       3,124,536
  Prepaid expenses and other................................     6,107,593       2,356,324
  Deferred income taxes, net................................       147,300         147,300
  Note receivable -- related party..........................    16,504,094              --
                                                              ------------    ------------
          Total current assets..............................   121,726,384     218,770,020
                                                              ------------    ------------
Property and equipment:
  Computer equipment and software...........................    16,428,428       9,327,048
  Furniture, fixtures and equipment.........................     3,893,091       2,360,538
  Leasehold improvements....................................     1,536,825       1,569,125
                                                              ------------    ------------
                                                                21,858,344      13,256,711
  Less -- accumulated depreciation..........................    (5,651,419)     (2,701,024)
                                                              ------------    ------------
  Property and equipment, net...............................    16,206,925      10,555,687
Long-term investments in marketable securities..............    37,680,813      11,259,810
Intangible assets, net......................................   177,739,691      51,876,649
Deferred income taxes, net..................................     5,647,789       4,845,500
Other assets, net...........................................     1,314,612       1,370,283
                                                              ------------    ------------
          Total assets......................................  $360,316,214    $298,677,949
                                                              ============    ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  6,869,820    $  5,650,308
  Accrued liabilities.......................................    12,340,569       7,856,926
  Accrued restructuring charges.............................     4,906,384              --
  Current portion of deferred revenue.......................    12,382,180       9,406,637
                                                              ------------    ------------
          Total current liabilities.........................    36,498,953      22,913,871
Deferred revenue............................................        78,437         149,137
                                                              ------------    ------------
          Total liabilities.................................    36,577,390      23,063,008
                                                              ------------    ------------
Stockholders' equity:
  Common stock, $.0001 par value, 200,000,000 shares
     authorized; 33,583,753 and 30,333,778 shares issued and
     outstanding, respectively..............................         3,358           3,033
  Additional paid-in capital................................   385,522,924     295,570,769
  Accumulated deficit.......................................   (61,191,274)    (20,016,790)
  Accumulated other comprehensive income....................      (248,809)         57,929
  Treasury stock............................................      (347,375)             --
                                                              ------------    ------------
          Total stockholders' equity........................   323,738,824     275,614,941
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $360,316,214    $298,677,949
                                                              ============    ============

                See notes to consolidated financial statements.

                           NEW ERA OF NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                       ---------------------------   ---------------------------
                                           1999           1998           1999           1998
                                       ------------   ------------   ------------   ------------
Revenues:
  Software licenses..................  $ 12,427,211   $ 10,713,736   $ 38,659,632   $ 24,553,964
  Software maintenance...............     4,076,947      1,243,763     10,875,673      2,504,397
  Professional services..............    15,361,745      5,505,823     38,082,549     11,446,971
                                       ------------   ------------   ------------   ------------
          Total revenues.............    31,865,903     17,463,322     87,617,854     38,505,332
                                       ------------   ------------   ------------   ------------
Cost of revenues:
  Cost of software licenses..........       508,506        451,944        915,620      1,115,947
  Cost of software maintenance and
     professional services...........    11,730,107      3,518,187     28,248,135      7,179,483
                                       ------------   ------------   ------------   ------------
          Total cost of revenues.....    12,238,613      3,970,131     29,163,755      8,295,430
                                       ------------   ------------   ------------   ------------
Gross profit.........................    19,627,290     13,493,191     58,454,099     30,209,902
                                       ------------   ------------   ------------   ------------
Operating expenses:
  Sales and marketing................    16,077,806      5,732,578     39,323,721     13,165,903
  Research and development...........     9,403,413      4,169,414     25,613,850      9,775,708
  General and administrative.........     4,623,186      1,803,584     11,578,765      3,963,301
  Charge for acquired in-process
     research and development........            --     13,857,000             --     17,597,000
  Restructuring costs................     7,445,107             --      7,445,107             --
  Acquisition charges................    25,152,863             --     25,152,863             --
  Amortization of intangibles........     7,155,921        482,225     12,208,218        612,885
                                       ------------   ------------   ------------   ------------
          Total operating expenses...    69,858,296     26,044,801    121,322,524     45,114,797
                                       ------------   ------------   ------------   ------------
Loss from operations.................   (50,231,006)   (12,551,610)   (62,868,425)   (14,904,895)
Other income, net....................     1,736,447        896,182      5,679,659      1,682,979
                                       ------------   ------------   ------------   ------------
Loss before benefit from income
  taxes..............................   (48,494,559)   (11,655,428)   (57,188,766)   (13,221,916)
Income tax benefit...................    13,560,632             --     16,014,282             --
                                       ------------   ------------   ------------   ------------
Net loss.............................  $(34,933,927)  $(11,655,428)  $(41,174,484)  $(13,221,916)
                                       ============   ============   ============   ============
Net loss per common share, basic and
  diluted............................  $      (1.06)  $      (0.49)  $      (1.30)  $      (0.63)
                                       ============   ============   ============   ============
Weighted average shares of common
  stock outstanding, basic and
  diluted............................    33,008,293     23,958,146     31,709,627     20,981,480
                                       ============   ============   ============   ============

                See notes to consolidated financial statements.

                           NEW ERA OF NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ----------------------------
                                                                  1999            1998
                                                              -------------   ------------
Cash flows from operating activities:
  Net loss..................................................  $ (41,174,484)  $(13,221,916)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities --
    Depreciation and amortization...........................     15,683,723      1,551,133
    Minority interest share of losses.......................        (12,720)            --
    Benefit for deferred income taxes, net..................    (16,701,289)            --
    Imputed interest on business combination................             --         90,000
    Charges for acquired in-process research and
     development............................................             --     17,597,000
    Acquisition charges paid with common stock..............      8,268,759             --
    Noncash restructuring charges...........................        831,477             --
  Changes in assets and liabilities --
    Accounts receivable, net................................     (5,405,839)    (3,604,011)
    Unbilled revenue........................................       (734,196)    (1,198,396)
    Prepaid expenses and other..............................     (3,123,470)    (1,075,276)
    Other assets, net.......................................        913,549       (167,063)
    Accounts payable........................................     (2,129,335)     1,049,041
    Accrued liabilities.....................................     (5,341,150)         2,540
    Accrued restructuring charges...........................      4,906,384             --
    Deferred revenue, current and long-term.................        530,112      1,393,628
                                                              -------------   ------------
         Net cash provided by (used in) operating
           activities.......................................    (43,488,479)     2,416,680
                                                              -------------   ------------
Cash flows from investing activities:
  Purchases of short-term investments in marketable
    securities..............................................    (11,937,580)    (5,529,436)
  Proceeds from sale of short-term investments in marketable
    securities..............................................     19,066,968     12,071,081
  Purchases of long-term investments in marketable
    securities..............................................    (33,474,451)    (2,946,326)
  Proceeds from sale of long-term investments in marketable
    securities..............................................      6,515,033             --
  Purchases of developed software and other intangibles.....     (4,170,321)            --
  Business combinations, net of cash acquired...............    (38,822,641)   (22,131,246)
  Purchases of property and equipment.......................     (7,969,471)    (4,837,662)
  Investment in note receivable -- related party............    (16,504,094)            --
                                                              -------------   ------------
         Net cash used in investing activities..............    (87,296,557)   (23,373,589)
                                                              -------------   ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................      5,869,837     56,038,889
  Purchase of treasury stock................................       (347,375)            --
  Common stock issuance costs...............................             --     (3,545,538)
  Principal payments on notes payable to banks..............             --     (3,018,853)
                                                              -------------   ------------
         Net cash provided by financing activities..........      5,522,462     49,474,498
Effect of exchange rate changes on cash.....................        389,378         50,291
                                                              -------------   ------------
Net increase (decrease) in cash and cash equivalents........   (124,873,196)    28,567,880
Cash and cash equivalents, beginning of period..............    174,173,008      7,150,362
                                                              -------------   ------------
Cash and cash equivalents, end of period....................  $  49,299,812   $ 35,718,242
                                                              =============   ============
Supplemental cash flow information:
  Cash paid during the period for --
    Interest................................................  $      29,678   $     32,620
                                                              =============   ============
    Taxes...................................................  $     882,073   $         --
                                                              =============   ============
Supplemental disclosures of noncash transactions:
  Common stock issued for business combinations.............  $  75,721,687   $ 22,600,000
                                                              =============   ============
  Accrued business combination costs........................  $     255,099   $  1,463,000
                                                              =============   ============
  Common stock issued for acquisition charges...............  $   8,268,759   $         --
                                                              =============   ============
  Restructuring charge -- option remeasurement..............  $     480,979   $         --
                                                              =============   ============
  Restructuring charge -- loss on asset disposition.........  $     350,498   $         --
                                                              =============   ============

                See notes to consolidated financial statements.

                           NEW ERA OF NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying consolidated interim financial statements have been prepared by New Era of Networks, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The consolidated results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 1999.

     The accompanying unaudited consolidated interim financial statements reflect, in the opinion of management, all adjustments that are of a normal and recurring nature and that are necessary for a fair presentation of the financial position and results of operations for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to prior period financial statements to conform to the September 30, 1999 presentation.

2. BUSINESS COMBINATIONS

  Microscript, Inc.

     On June 28, 1999, the Company acquired all of the outstanding capital stock of Microscript, Inc. ("Microscript"), a Massachusetts corporation. Microscript is a supplier of application integration software on the Windows NT platform.

     The aggregate consideration paid by the Company was approximately $33,085,000, of which $8,741,000 was paid or payable in cash and approximately $19,000,000 was paid through the issuance of 423,700 unregistered shares of common stock of the Company. The Company also issued stock options exercisable for 110,428 shares of the Company's common stock to assume all of the outstanding Microscript stock options valued at approximately $5,000,000. The fees and expenses related to the acquisition were approximately $345,000. An additional 22,255 shares of the Company's common stock may be awarded as additional purchase consideration upon the completion of the Microscript audited financial statements for the year ended December 31, 1998. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, liabilities and operating results of Microscript have been included in the accompanying consolidated financial statements from June 28, 1999.

     An independent valuation of Microscript's net assets was performed to assist in the allocation of the purchase price. A portion of the purchase price was assigned to marketable software products ($5,800,000), other intangibles ($16,373,000) and goodwill ($9,444,000), which are being amortized on a straight-line basis over three- and seven-year periods, respectively. Microscript's other assets were valued at $3,462,000 and its liabilities assumed totaled $1,994,000. Upon the finalization of the purchase price allocation in the third quarter of 1999, we recorded a deferred tax liability and corresponding increase to goodwill of $8,538,000 as the value assigned to the software products and other intangibles is not amortizable for tax purposes.

     In July 1999, the Company agreed with the former equityholders of Microscript to provide additional consideration to more closely reflect the value agreed upon in the original purchase negotiations. The

                           NEW ERA OF NETWORKS, INC.

aggregate adjustment to the purchase consideration of approximately $16,600,000 in cash was reflected in the Company's financial statements for the third quarter of 1999 as a one-time charge to net income.

  Convoy Corporation

     On June 9, 1999, the Company acquired all of the outstanding capital stock of Convoy Corporation, a Delaware corporation ("Convoy"). Convoy is a worldwide provider of application integration software for PeopleSoft applications.

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

     An independent valuation of Convoy's net assets was performed to assist in the allocation of the purchase price. A portion of the purchase price was assigned to marketable software products ($8,500,000), other intangibles ($5,344,000) and goodwill ($30,559,000), which are being amortized on a straight-line basis over three- and seven-year periods, respectively. Convoy's other assets were valued at approximately $2,129,000 and its liabilities assumed totaled approximately $3,723,000. Upon the finalization of the purchase price allocation in the third quarter of 1999, we recorded a deferred tax liability and corresponding increase to goodwill of $5,330,000 as the value assigned to the software products and other intangibles is not amortizable for tax purposes.

     In August 1999, the Company agreed with the former equityholders of Convoy to provide additional consideration to more closely reflect the value agreed upon in the original purchase negotiations. Accordingly, 618,225 shares of the Company's common stock was issued to the prior Convoy equityholders. This adjustment to the purchase consideration was reflected in the Company's financial statements for the third quarter of 1999 as a one-time charge to net income of approximately $8,269,000.

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

     An independent valuation of SLI's net assets was performed to assist in the allocation of the purchase price. A portion of the purchase price was allocated to other intangibles ($9,360,000) and goodwill ($12,296,000) and is being amortized on a straight-line basis over a seven-year period. Upon finalization of the purchase price allocation in the third quarter of 1999, we recorded a deferred tax liability and corresponding increase to goodwill of $2,031,000 as the value assigned to other intangibles is not amortizable for tax purposes. SLI's other assets were valued at approximately $4,813,000 and its liabilities assumed totaled approximately $3,769,000.

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

     The aggregate consideration paid by the Company was $12,000,000 in cash. In addition, up to $3,000,000 of cash may be paid to the shareholders of VIE upon the achievement of certain performance targets. In accordance to the purchase agreement, payments will be made to the respective VIE shareholders to the extent these performance targets are met, beginning in the fourth quarter of 1999 and continuing every six months until the second quarter of 2002.

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

3. LOSS PER COMMON SHARE

     Under Statement of Financial Accounting Standards No. 128 "Earnings Per Share", basic loss per common share is determined by dividing net income from continuing operations available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per common share includes the effects of potentially issuable common stock, but only if dilutive. The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants.

4. COMPREHENSIVE LOSS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The purpose of SFAS 130 is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The only items of other comprehensive income reported by the Company are the cumulative translation adjustment and unrealized

                           NEW ERA OF NETWORKS, INC.

loss on marketable securities available for sale. The Company's comprehensive income for the three and nine months ended September 30, 1999 and 1998 was as follows:

                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                      SEPTEMBER 30,                 SEPTEMBER 30,
                               ---------------------------   ---------------------------
                                   1999           1998           1999           1998
                               ------------   ------------   ------------   ------------
Net loss for the period......  $(34,933,927)  $(11,655,428)  $(41,174,484)  $(13,221,916)
Change in cumulative
  translation adjustment.....       562,846         69,071        183,533        144,603
Unrealized loss on marketable
  securities.................       (23,531)            --       (490,271)            --
                               ------------   ------------   ------------   ------------
Comprehensive loss...........  $(34,394,612)  $(11,586,357)  $(41,481,222)  $(13,077,313)
                               ============   ============   ============   ============

5. RELATED PARTY NOTE RECEIVABLE

     During the third and second quarters of 1999, the Company funded approximately $8,600,000 and $7,900,000, respectively, toward a short-term construction loan to Greenwood Plaza Partners, LLP ("GPP") for construction of two buildings and a parking structure. GPP is principally owned by the Company's Chief Executive Officer and Chairman of the Board. The Company is currently leasing the completed portions of the buildings from GPP for use as its principal corporate headquarters.

     In connection with this loan, the Company has committed to fund up to an additional $14,940,000. The loan matures in April 2000 and bears interest at a floating interest rate of 90-day LIBOR plus 2.05%. During construction, GPP intends to obtain permanent financing from a third-party lender. The terms of the construction financing are consistent with those that were in place with GPP's previous lender and have been approved by the Company's board of directors. The loan is secured with the project's assets, the project's rental income and the personal guarantee of the Company's Chief Executive Officer and Chairman of the Board.

6. STOCKHOLDERS' EQUITY

     On June 15, 1999, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized shares of common stock from 45,000,000 to 200,000,000. The Certificate of Amendment was filed with the State of Delaware on August 11, 1999. In August 1999, the NEON Board of Directors authorized the repurchase of up to 10% of NEON's outstanding shares of common stock over a 12-month period. During August 1999, a total of 20,000 shares were repurchased by the Company.

7. RESTRUCTURING CHARGES

     In July 1999, the Company's management and board of directors approved restructuring plans, which included initiatives to integrate the operations of the recently acquired companies, consolidate duplicative facilities, and reduce overhead. Total accrued restructuring costs of $7,445,000 were recorded in the third quarter related to these initiatives. Management expects the restructuring efforts to be finalized by March 2000.

     Accrued restructuring charges include $3,296,000 representing the cost of involuntary employee separation benefits related to approximately 150 employees worldwide. Employee separation benefits include severance, medical and other benefits. Employee separations will affect the majority of business functions, job classes and geographies, with a majority of the reductions in North America and Europe. The restructuring plans also include costs totaling $4,149,000 associated with the closure and consolidation of office space, principally in North America and Europe.

                           NEW ERA OF NETWORKS, INC.

     The accrued restructuring costs and amounts charged against the provision as of September 30, 1999 were as follows:

                                                                              REMAINING
                                                                CURRENT      ACCRUAL AT
                                                   TOTAL        QUARTER     SEPTEMBER 30,
                                                  ACCRUED      SPENDING         1999
                                                 ----------   -----------   -------------
Employee separations...........................  $3,296,000   $(1,943,000)   $1,353,000
Facility closure costs.........................   4,149,000      (596,000)    3,553,000
                                                 ----------   -----------    ----------
          Total accrued restructuring costs....  $7,445,000   $(2,539,000)   $4,906,000
                                                 ==========   ===========    ==========

8. SEGMENT INFORMATION

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

                                        THREE MONTHS ENDED SEPTEMBER 30, 1999        THREE MONTHS ENDED SEPTEMBER 30, 1998
                                      ------------------------------------------   ------------------------------------------
                                                  EUROPE                                       EUROPE
                                        THE      AND ASIA   CORPORATE                THE      AND ASIA   CORPORATE
                                      AMERICAS   PACIFIC    AND OTHER    TOTAL     AMERICAS   PACIFIC    AND OTHER    TOTAL
                                      --------   --------   ---------   --------   --------   --------   ---------   --------
                                                                      (AMOUNTS IN THOUSANDS)
Total revenues......................  $17,334    $11,568    $  2,964    $ 31,866   $12,467     $4,627    $    369    $ 17,463
Total cost of revenues..............    4,387      4,287       3,565      12,239     1,807      1,116       1,047       3,970
                                      -------    -------    --------    --------   -------     ------    --------    --------
Gross profit........................   12,947      7,281        (601)     19,627    10,660      3,511        (678)     13,493
Selling and marketing...............    6,982      5,144       3,952      16,078     2,963      1,495       1,276       5,733
Research and development............       --         --       9,404       9,404        --         --       4,169       4,169
General and administrative..........       --         --       4,623       4,623        --         --       1,804       1,804
                                      -------    -------    --------    --------   -------     ------    --------    --------
Operating profit (loss) before
  acquisition-related and
  restructuring charges.............    5,965      2,137     (18,580)    (10,478)    7,697      2,016      (7,927)      1,787
Acquisition-related and
  restructuring charges.............       --         --      39,753      39,753        --         --      14,338      14,338
                                      -------    -------    --------    --------   -------     ------    --------    --------
Operating profit (loss).............    5,965      2,137     (58,333)    (50,231)    7,697      2,016     (22,265)    (12,551)
Other income and expense, net.......       --         --       1,737       1,737        --         --         896         896
                                      -------    -------    --------    --------   -------     ------    --------    --------
Net income (loss) before tax........    5,965      2,137     (56,596)    (48,494)    7,697      2,016     (21,369)    (11,655)
Tax benefit.........................       --         --      13,560      13,560        --         --          --          --
                                      -------    -------    --------    --------   -------     ------    --------    --------
Net income (loss) after tax.........  $ 5,965    $ 2,137    $(43,036)   $(34,934)  $ 7,697     $2,016    $(21,369)   $(11,655)
                                      =======    =======    ========    ========   =======     ======    ========    ========

                           NEW ERA OF NETWORKS, INC.

                                         NINE MONTHS ENDED SEPTEMBER 30, 1999         NINE MONTHS ENDED SEPTEMBER 30, 1998
                                      ------------------------------------------   ------------------------------------------
                                                  EUROPE                                       EUROPE
                                        THE      AND ASIA   CORPORATE                THE      AND ASIA   CORPORATE
                                      AMERICAS   PACIFIC    AND OTHER    TOTAL     AMERICAS   PACIFIC    AND OTHER    TOTAL
                                      --------   --------   ---------   --------   --------   --------   ---------   --------
                                                                      (AMOUNTS IN THOUSANDS)
Total revenues......................  $51,458    $29,166    $  6,994    $ 87,618   $23,646    $11,165    $  3,694    $ 38,505
Total cost of revenues..............   12,599     11,855       4,710      29,164     3,438      2,190       2,667       8,295
                                      -------    -------    --------    --------   -------    -------    --------    --------
Gross profit........................   38,859     17,311       2,284      58,454    20,208      8,975       1,027      30,210
Selling and marketing...............   20,046     10,838       8,440      39,324     6,203      3,971       2,993      13,167
Research and development............       --         --      25,614      25,614        --         --       9,775       9,775
General and administrative..........       --         --      11,579      11,579        --         --       3,964       3,964
                                      -------    -------    --------    --------   -------    -------    --------    --------
Operating profit (loss) before
  acquisition-related and
  restructuring charges.............   18,813      6,473     (43,349)    (18,063)   14,005      5,004     (15,705)      3,304
Acquisition-related and
  restructuring charges.............       --         --      44,806      44,806        --         --      18,209      18,209
                                      -------    -------    --------    --------   -------    -------    --------    --------
Operating profit (loss).............   18,813      6,473     (88,155)    (62,869)   14,005      5,004     (33,914)    (14,905)
Other income and expense, net.......       --         --       5,680       5,680        --         --       1,683       1,683
                                      -------    -------    --------    --------   -------    -------    --------    --------
Net income (loss) before tax........   18,813      6,473     (82,475)    (57,189)   14,005      5,004     (32,231)    (13,222)
Tax benefit.........................       --         --      16,014      16,014        --         --          --          --
                                      -------    -------    --------    --------   -------    -------    --------    --------
Net income (loss) after tax.........  $18,813    $ 6,473    $(66,461)   $(41,175)  $14,005    $ 5,004    $(32,231)   $(13,222)
                                      =======    =======    ========    ========   =======    =======    ========    ========

9. LITIGATION

     The Company and some of its officers have been named as defendants in a consolidated class action lawsuit alleging violation of the federal securities laws. These lawsuits were filed in federal court in Colorado in July and August 1999. The lawsuit asserts claims on behalf of purchasers of the Company's securities between October 29, 1998 and July 7, 1999. The complaint alleges that the Company and the other defendants made material misrepresentations and omissions regarding the Company's business and prospects, causing harm to purchasers of the Company's securities. The complaints do not specify the amount of damages sought. These cases are in the early stages and the Company has not yet formally responded to the complaints. The Company believes these lawsuits are without merit. The Company intends to deny all material allegations and to defend itself vigorously. An adverse judgment or settlement in these lawsuits could have a material adverse effect on the Company's financial condition or results of operations. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

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

OVERVIEW

     Our net loss for the third quarter of 1999 was $34.9 million, or $1.06 per share compared to a net loss of $11.7 million, or $0.49 per share, for the same period last year. Our net loss for the first nine months of 1999 was $41.2 million, or $1.30 per share compared to a net loss of $13.2 million, or $0.63 per share, for the same period last year. Excluding restructuring and acquisition-related charges and amortization, and assuming a 35% tax rate, the net loss per diluted share for the third quarter of 1999 and nine months ended September 30, 1999 was $0.17 and $0.25, respectively. This compares to a net earnings per diluted share of $0.06 and $0.14 for the same periods of 1998.

     During the third quarter of 1999, our results of operations reflected an operating loss of $50.2 million compared to an operating loss of $12.6 million for the third quarter last year. Quarterly operating expenses, excluding restructuring and acquisition-related charges and amortization, increased 157% to $30.1 million in the third quarter of 1999 from $11.7 million in the same period last year which exceeded revenue growth of 82%. Our operating loss for the first nine months of 1999 was $62.9 million compared to an operating loss of $14.9 million for the same period last year. For the nine-month period ending September 30, 1999, operating expenses, excluding restructuring and acquisition-related charges and amortization, increased 184% to $76.5 million from $26.9 million in the same period of 1998. Revenues grew 128% in the same nine-month periods.

     A shortfall in license revenues in the second quarter of 1999, combined with increases in expenses in sales and administration in anticipation of higher revenues, impacted our results for the nine months ended September 30, 1999. There were two primary reasons for our second quarter of 1999 revenue shortfall. First, a significant number of software license sales our partners, as well as our internal sales force, had projected for the quarter did not close or closed for smaller amounts than anticipated. For example, we noted delays in sales where customer's approval processes were elevated to higher levels, as well as clients who chose to purchase on a project-by-project basis rather than a volume buy. In addition, sales through some of our channel partners were delayed due to a variety of factors, including our software being bundled into large enterprise agreements which generally involve a longer sales cycle, and customers electing to defer their purchase decision. Second, our software license revenue growth is increasingly dependent on our sales and marketing partnership with IBM. The sales forces of both IBM and NEON can sell the MQSeries Integrator ("MQSI") product, but the economics are different depending on which partner actually takes the order. In the second quarter of 1999, the percentage of total MQSI sales recorded by IBM was much higher than anticipated, which resulted in lower than expected royalty income.

     During the third quarter of 1999, we implemented or created plans to implement significant personnel reductions and facility consolidations. These actions largely addressed expense-saving opportunities resulting from consolidations of facilities and eliminations of redundant positions resulting from recent acquisitions. Consequently, we incurred a one-time charge to operating expenses of approximately $7 million.

     We have also increased our focus on controlling expenses by closely monitoring hiring. Controls over discretionary expenses have also been tightened throughout the organization.

     In addition, in early July 1999, IBM informed us that, effective with the third quarter of 1999, they would no longer provide timely royalty information necessary to reasonably estimate our share of MQSI revenues from IBM sales of that product during each quarter. Because our quarterly financial reports must be filed before we receive this royalty information, beginning with the third quarter of 1999, we began recording royalty income from IBM on a one-quarter lag. Accordingly, third quarter IBM royalty income will be recognized in our fourth quarter.

     The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to total revenues:

                                                           THREE MONTHS      NINE MONTHS
                                                              ENDED             ENDED
                                                          SEPTEMBER 30,     SEPTEMBER 30,
                                                          --------------    --------------
                                                          1999     1998     1999     1998
                                                          -----    -----    -----    -----
Revenues:
  Software licenses.....................................    39%      61%      44%      64%
  Software maintenance..................................    13        7       12        6
  Professional services.................................    48       32       44       30
                                                          ----      ---      ---      ---
          Total revenues................................   100      100      100      100
Cost of revenues:
  Cost of software licenses(1)..........................     4        4        2        5
  Cost of software maintenance and professional
     services(2)........................................    60       52       58       51
                                                          ----      ---      ---      ---
          Total cost of revenues........................    38       23       33       22
          Gross profit..................................    62       77       67       78
Operating expenses:
  Sales and marketing...................................    50       33       45       34
  Research and development..............................    30       24       29       25
  General and administrative............................    15       10       13       10
  Acquisition charges and amortization of intangibles...   124       82       51       48
                                                          ----      ---      ---      ---
          Total operating expenses......................   219      149      138      117
                                                          ----      ---      ---      ---
Loss from operations....................................  (157)     (72)     (71)     (39)
Other income, net.......................................     5        5        6        5
                                                          ----      ---      ---      ---
Loss before provision for income taxes..................  (152)     (67)     (65)     (34)
Benefit from income taxes...............................    42       --       18       --
                                                          ----      ---      ---      ---
          Net loss......................................  (110)%    (67)%    (47)%    (34)%
                                                          ====      ===      ===      ===
          Net income (loss) excluding restructuring and
            acquisition-related charges and
            amortization, net of tax effect if taxed at
            a 35% rate..................................   (18)%     10%      (9)%      8%
                                                          ====      ===      ===      ===

---------------

(1) As a percentage of software licenses revenue.

(2) As a percentage of software maintenance and professional services revenue.

REVENUES

     Our revenues grew by 82% to $31.9 million for the quarter ended September 30, 1999 from $17.5 million for the quarter ended September 30, 1998. For the first nine months of 1999, total revenues grew by 128% to $87.6 million from $38.5 million for the same period in 1998. The increase in total revenues for the third quarter and nine-month period ended September 30, 1999 compared to the corresponding periods last year resulted primarily from the expansion of our product and services offerings through both internal development and acquisition.

     Software license revenues increased 16% to $12.4 million for the quarter ended September 30, 1999 from $10.7 million for the quarter ended September 30, 1998. As previously discussed, IBM informed us that effective with the third quarter of 1999, they would no longer provide timely royalty information necessary for us to reasonably estimate our share of MQSI revenues from IBM sales of that product during each quarter. Accordingly, we now recognize this license revenue on a one-quarter lag. Consequently, no third quarter IBM royalty revenue was recorded. Third quarter royalty revenue from IBM will be recognized in our fourth quarter. Software license revenues increased 57% to $38.7 million for the nine-month period ended September 30, 1999 from $24.6 million for the nine-month period ended September 30, 1998. Although the change from the prior year reflected a net increase in license revenue resulting primarily from license sales of acquired companies, it was net of the impact of recording no third quarter IBM sales of the MQSI product.

     Software maintenance revenues increased 228% to $4.1 million for the quarter ended September 30, 1999 from $1.2 million for the quarter ended September 30, 1998. Software maintenance revenues increased 334% to $10.9 million for the nine-month period ended September 30, 1999 from $2.5 million for the nine-month period ended September 30, 1998. The increase during both the quarter and nine-month period compared to the corresponding period last year was primarily a result of our growing installed base of customers and the consistent renewal rates for existing customers.

     Professional services revenue grew 180% to $15.4 million for the quarter ended September 30, 1999 from $5.5 million for the quarter ended September 30, 1998. Professional services revenue grew 234% to $38.1 million for the nine-month period ended September 30, 1999 from $11.4 million for the nine-month period ended September 30, 1998. We continued to experience increased demand for services in both the quarter and the first nine months of 1999 compared to the same periods last year. The increase was primarily due to higher revenue from consulting, which is the largest component of services, although training revenue also increased during the quarter and six-month period. The increase in consulting revenue was primarily due to the acquisition of companies with service-oriented operations including D&M and SLI, and prior periods' license fee revenue growth, which resulted in more demand for implementation services.

COST OF REVENUES

     Cost of software licenses include royalty payments to third parties for jointly developed products, software purchased from third parties for resale, documentation and software delivery expenses. The cost of license fees increased 13% to $509,000 for the quarter ended September 30, 1999 from $452,000 for the quarter ended September 30, 1998. For the nine-month period, the cost of software licenses decreased 17% to $916,000 from $1.1 million for the same period last year due primarily to a decrease in royalty expenses payable to IBM. This decrease was a result of a shift in the taking of customer orders. For the nine months ended September 30, 1998, the majority of all MQIntegrator orders were taken by our sales representatives and we paid IBM a royalty percentage. However, in the nine months ended September 30, 1999, a substantial amount of the customer orders for MQSI were taken by IBM or an IBM distributor and we recorded a net royalty income.

     Cost of software maintenance and professional services includes the personnel and related overhead costs for services, including consulting, training and customer support, as well as fees paid to third parties for subcontracted services. Cost of software maintenance and professional services increased 234% to $11.7 million for the quarter ended September 30, 1999 from $3.5 million for the quarter ended September 30, 1998. For the nine-month period ended September 30, 1999, cost of software maintenance and professional services increased 292% to $28.2 million from $7.2 million for the same period last year. The increase was primarily due to increased personnel expenses and subcontracted service costs to support the growth in demand for implementation and consulting services and our acquisition of SLI, a professional services company, in May 1999. During the first nine months of 1999, a larger percentage of professional services revenue was delivered by subcontractors, which increased the related costs compared to the same period last year. As a result, the gross margin on services revenue decreased to 40% and 42% for the third quarter and first nine months of 1999, respectively, compared to 48% and 49% for the third quarter and the first nine months of 1998, respectively.

OPERATING EXPENSES

  Sales and Marketing

     Sales and marketing expense consists of personnel, commissions and related overhead costs for the sales and marketing activities. Sales and marketing expense increased to $16.1 million for the quarter ended September 30, 1999 from $5.7 million for the quarter ended September 30, 1998, representing 50% and 33% of total revenues, respectively. Sales and marketing expense increased to $39.3 million for the nine-month period ended September 30, 1999 from $13.2 million for the corresponding period last year, representing 45% and 34% of total revenues, respectively. On an absolute basis, the increase in expense for both the quarter and nine-month period was due to adding the operations of acquired companies and the result of additional personnel and expanded marketing activities. The total number of sales and marketing personnel more than doubled as of September 30, 1999 compared to a year ago.

  Research and Development

     Research and development expense includes personnel and related overhead costs for product development, enhancements, upgrades, quality assurance and testing. Research and development expense increased to $9.4 million for the quarter ended September 30, 1999 from $4.2 million for the quarter ended September 30, 1998. Research and development expense increased to $25.6 million for the nine-month period ended September 30, 1999 from $9.8 million for the nine-month period ended September 30, 1998. The increase was primarily due to an increase in the number of research and development personnel compared to the end of the third quarter last year. Of this increase in personnel, approximately one-third was related to growth from acquisitions. We anticipate that future research and development expenses will increase in the fourth quarter of 1999, as compared with the same period of 1998, due in part to the addition of the research and development teams of our newly acquired subsidiaries in the second quarter of 1999. Additionally, we are continuing our development and enhancements of our e-Business Integration products and integration adapters tools.

  General and Administrative

     General and administrative expense includes personnel and related overhead costs for the support and administrative functions. General and administrative expense increased to $4.6 million for the quarter ended September 30, 1999 from $1.8 million for the quarter ended September 30, 1998. General and administrative expense increased to $11.6 million for the nine-month period ended September 30, 1999 from $4.0 million for the nine-month period ended September 30, 1998. The total dollar amount of expense increased primarily due to an increase in personnel to facilitate expansion of our operations.

  Restructuring Charges

     Management and the board of directors approved a restructuring plan in July 1999 to address expense-sharing opportunities created largely due to the consolidation of duplicate facilities and redundant positions from recent acquisitions.

     The restructuring charge of $7,445,000 includes $3,296,000 of employee separation benefits related to approximately 150 employees worldwide. The separations have affected all business functions, job classifications and geographic areas with most of the reductions in North America and Europe. The charge also includes $4,149,000 of costs for closure and consolidation of office space primarily in North America and Europe. The restructuring efforts are expected to be complete by March 2000.

  Acquisition Charges/Charge for Acquired In-process Research and Development

     In July and August 1999, we agreed with the former equityholders of Microscript and Convoy, respectively, to provide additional consideration to more closely reflect the value agreed upon in the original purchase negotiations. Accordingly, approximately $16,600,000 in cash was paid to the former equityholders of Microscript and 618,225 shares of our common stock valued at $8,269,000 was issued to the former Convoy equityholders. These acquisition charges were reflected in our financial statements for the third quarter of 1999 as a one-time charge to net income. For the three months ended September 30, 1998, $13.9 million of the CAI purchase price was allocated to in-process research and development and charged to expense. The nine months ended September 30, 1998 also includes $3.7 million of the MSB purchase price, which was allocated to in-process research and development projects and charged to expense.

OTHER INCOME, NET

     Other income, net includes interest income earned on cash, cash equivalents, short-term and long-term marketable securities, notes receivable -- related party, interest expense, foreign currency gains and losses, and other nonoperating income and expenses. Interest income increased to $1.6 million for the quarter ended September 30, 1999 and $5.9 million for the nine-month period ended September 30, 1999 from $909,000 for the quarter ended September 30, 1998 and $1.8 million for the nine-month period ended September 30, 1998. The increase was primarily due to interest earned on the remaining proceeds from the follow-on offerings completed in May and December of 1998.

PROVISION FOR INCOME TAXES

     We reported no income tax expense or benefit for the quarter and the nine months ended September 30, 1998. Our deferred tax assets were fully offset by a valuation allowance until the fourth quarter of 1998. During 1998, our deferred tax assets increased to approximately $9.0 million, principally for the intangible assets acquired from CAI that were expensed, but which must be amortized for tax purposes over 15 years, and additions to our tax credit carryovers. We also realized reduced U.S. taxes of approximately $3.2 million for deductions related to the exercise of stock options. As required, the tax benefit from these deductions was added to additional paid-in capital and excluded from net income. Without the stock option deductions, we would have fully used our carryovers and paid U.S. federal taxes in 1998. Consequently, we concluded that it was likely that we would realize at least $5.0 million of our deferred tax assets and we adjusted the valuation allowance during the fourth quarter to $4.0 million. At December 31, 1998, our balance sheet reflected net deferred tax assets of approximately $5.0 million.

     We reported an income tax benefit for the quarter ended September 30, 1999 of $13.6 million. The benefit results primarily from increasing our deferred tax assets to reflect additional tax losses and tax credits that we currently project we will generate during 1999. The projected 1999 benefit also includes $700,000 relating to increased tax credits and other adjustments to estimated deferred tax assets as of December 31, 1998 based on actual tax returns filed for 1998. During the second quarter we purchased all the stock of four companies. In each case we allocated the purchase price to the tangible assets, intangible assets, and liabilities acquired according to their fair values. We allocated the excess of the purchase price over the fair value of the identifiable net tangible and intangible assets to goodwill. For tax purposes, we assumed the historic tax basis of the assets and liabilities of the acquired companies. Consequently, during the third quarter when the purchase price allocations were finalized, we recorded net deferred tax liabilities for the tax effect of these basis differences, other than goodwill, of $15.9 million. We also recorded a corresponding amount of additional goodwill during the third quarter. The deferred tax asset at September 30, 1999, of $5.7 million is net of the unamortized portion of these deferred tax liabilities at that date of $14.9 million.

     The deferred tax provision for the nine months ended September 30, 1999, reflects our current estimated effective tax rate for calendar 1999 of approximately 28%. The provision includes $500,000 of state taxes projected to be payable for 1999, net of deferred tax benefits we believe are more likely than not to be realized. The effective tax rate for the third quarter is lower than the projected effective tax rate for 1999 of 28%, as we had computed taxes using a 35% effective tax rate in the first and second quarters. We have reduced the estimated calendar 1999 effective tax rate as it is uncertain whether we will receive a tax benefit for certain nonrecurring expenses incurred during the third quarter. The timing and tax consequences of additional transactions, as well as operating results during the remainder of 1999, could cause our actual effective tax rate to vary significantly from our current estimate.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, our principal sources of liquidity consisted of $90.6 million of cash, cash equivalents, short-term and long-term investments in marketable securities compared with $196.1 million at December 31, 1998. No amounts were outstanding under the line of credit during the nine-month periods ended September 30, 1999 or 1998. The Company had working capital of $85.2 million at September 30, 1999. Included in determining such amounts are short-term deferred revenue and customer deposits of $12.4 million. The majority of short-term deferred revenue represents annual support payments billed to customers, which is recognized ratably as revenue over the support service period. Without the short-term deferred revenue and customer deposits, working capital would have been $97.6 million.

     We used $43.5 million in cash for operating activities during the nine-month period ended September 30, 1999 compared to generating $2.4 million in cash during the nine-month period ended September 30, 1998. The decrease in operating cash flow was due primarily to the net loss from operations for the nine months ended September 30, 1999. As adjusted to eliminate the effect of noncash charges and benefits, this net loss was $33.1 million. Cash payments for acquisition charges of approximately $16.6 million and cash paid for restructuring charges of approximately $1.7 million had a significant impact on cash used for operations.

     Our accounts receivable, net increased to $41.6 million at September 30, 1999 compared to $28.3 million at December 31, 1998. Of the $13.3 million increase in accounts receivable, net, $7.9 million of the increase was due to acquisitions which occurred in the first two quarters of 1999. As required by purchase accounting, our accounts receivable balance includes each of the acquired entity's respective accounts receivable balances while sales are included only from the effective date of the acquisition.

     We used $87.3 million in cash for investing activities for the nine-month period ended September 30, 1999 compared to $23.4 million for the nine-month period ended September 30, 1998. In both periods, one of the primary investing activities was the net purchases of short-term and long-term marketable securities. The increase from the prior year was primarily due to the investment of the remaining proceeds from follow-on offerings during the first two quarters of 1999. In the nine months ended September 30, 1999, we continue to invest cash in business combinations. The most significant cash outlays for acquisitions resulted from the VIE, SLI and Microscript acquisitions with net cash investments of $11.9 million, $16.2 million and $6.7 million, respectively. During the first nine months of both years, we purchased furniture, fixtures and equipment necessary to support our expanding operations. During the second and third quarters of 1999, we funded approximately $16.5 million toward a short-term construction loan to Greenwood Plaza Partners, LLP ("GPP") for construction of two buildings and a parking structure. GPP is principally owned by the Company's Chief Executive Officer and Chairman of the Board. During the third quarter of 1999, the Company began leasing the completed portion of the buildings from GPP for use as its principal corporate headquarters. We replaced an existing lender for the first phase of construction, and have committed to fund up to $31.4 million for one year at a floating interest rate of 90-day LIBOR plus 2.05%. During construction, GPP intends to obtain permanent financing from a third-party lender. The terms of the construction financing are consistent with those that were in place with GPP's previous lender and have been approved by our board of directors.

     Financing activities provided $5.5 million in cash during the first nine months of 1999 compared to $49.5 million for the same period last year. For the 1999 period, this cash was from exercises of common stock options and the Employee Stock Purchase Plan. In the 1998 period, we received $51.5 million in net proceeds from our May 1998 secondary offering and $1.0 million in proceeds from the exercise of stock options, warrants and the Employee Stock Purchase Plan.

     In July 1999, we agreed with the former equityholders of Microscript to pay additional purchase consideration to more closely reflect the purchase value agreed upon in the purchase negotiations. This required additional cash expenditures of $16.6 million in third quarter 1999.

     We believe that our existing balances of cash, cash equivalents and short-term and long-term investments in marketable securities will be sufficient to meet our anticipated working capital and capital expenditure needs at least for the next 12 months. Thereafter, we may require additional sources of funds to continue to support our business. There can be no assurance that such capital, if needed, will be available or will be available on terms acceptable to us.

IN-PROCESS RESEARCH AND DEVELOPMENT

     During fiscal year 1998, we acquired Century Analysis, Inc. (CAI), and MSB Consultants (MSB). We continued to incur research and development expenses in the third quarter of 1999 on the in-process research and development (IPR&D) projects acquired from these two companies. Detailed descriptions of these projects were included in our 10-K for the year ended 1998; specific activities for the third quarter of 1999 follows.

     As of the date of the CAI acquisition, CAI had invested $4.9 million in the IPR&D identified in our 10-K. We estimated that an additional $4.2 million would be required over the next 12 to 18 months following the acquisition to develop the products to commercial viability.

     We have continued to invest additional R&D dollars in the acquired IPR&D projects. In the third quarter of 1999, we expended approximately forty-five man months on the acquired CAI projects in total. We are contemplating various strategies with respect to the continued development of the IPR&D projects. Significant achievements had been accomplished as of the valuation date on the IPR&D projects such as the development of frameworks for design and coding, and construction of the various codes and surrounding architectures. We continue to make progress in these areas, among others.

     As of September 30, 1999, we project the remaining costs required to complete the next generation Impact/TDM project to be approximately $1.3 million should this project be completed as anticipated on the acquisition date. In the third quarter of 1999 we spent roughly $200,000 towards the further development of Impact/TDM. The next generation Impact/TDM project has been incorporated into our NEON Common Architecture R&D strategy, and the continued development and remaining costs for completion are being incorporated into this global architecture strategy. We estimate the total costs for the Impact/TDM project within our global architecture to be approximately the same as initially projected.

     CAI had expended a total of approximately $3.1 million on Component-related projects prior to the closing of the acquisition. For these projects to reach technological feasibility, additional efforts were projected to cost approximately $850,000. In the third quarter of 1999 NEON spent roughly $100,000 towards these Component-related projects. We have continued development work in this area and initial product release dates are set for the fourth quarter of 1999.

     CAI had expended approximately $1.1 million on Other Enterprise Technology Solutions as of September 1998. For these projects to reach technological feasibility, we projected that additional efforts would need to be accomplished in a timely manner and would cost approximately $1.6 million. We continue to spend heavily on these projects and at this time, significant additional achievements have been made. Specifically, we spent roughly $100,000 on the XML technology, which was released in the third quarter. NEON spent approximately another $100,000 on CORBA technology which is being brought into a stand alone adapter product. This product was originally scheduled to be released by year end 1999, but the release date is now moved to the end of the first quarter in 2000.

     MSB was working on the Price Server (with new capabilities), aRTe (designed for a Windows NT environment), and Quantum Leap on the date of acquisition. These projects are particularly complex due to the modular nature of MSB's products and technology.

     As of the date of acquisition, MSB had invested $3.1 million in the IPR&D identified above. We estimated that an additional $850,000 would be required to over the 18 to 24 months following the acquisition to develop the aforementioned products to commercial viability.

     We have continued to invest additional R&D dollars in the acquired IPR&D projects during the third quarter. We expect to continue development on all of these projects through their completion. Currently, the timeline and expectations for completion of these projects do not differ materially from what was anticipated at the time of the purchase. We also have a higher level of certainty that the projects will be released as planned. Our current revenue and cost estimates do not materially differ from the initial valuation.

     We believe that the work performed as of the valuation date had encompassed many of the critical elements needed to complete the Price Server project. We estimate that approximately $1,500,000 in development costs was incurred as of the acquisition date and approximately $220,000 would be required to complete the remaining development tasks. We spent approximately $90,000 in the third quarter. The Pricing module for banking applications became available during the first half of 1999. The Price Server project is essentially complete and has been incorporated into the NEON product infrastructure.

     In order to achieve milestones for the aRTe project, we estimate that MSB had spent approximately $1,500,000 on this project as of June 1998. Remaining R&D expenditures were estimated to be approximately $230,000 in order to complete this project. We spent approximately $65,000 in the third quarter. aRTe's functionality was incorporated into a NEON product introduction in mid-1999, and further enhancements are being made during the remainder of 1999.

     It was estimated that $75,000 had been incurred as of the acquisition date for the Quantum Leap project and that approximately $400,000 would be required to complete the product. We spent approximately $130,000 in the third quarter. The first version of this product was released in the fourth quarter of 1998, and further development efforts are underway to incorporate Quantum Leap technology into another of our products scheduled to be released in the fourth quarter of 1999.

     We do not break down revenues attributable specifically to CAI- and MSB-derived products, but we anticipate doing so later in 1999 or the beginning of 2000. As products are offered both as a suite and as individual applications, NEON license fees are not necessarily application specific. However, we believe that overall revenues generated to date concur with the assumptions used in the valuation analysis. Within the MSB product line, the product revenue we expect during 1999 from the products sold on a stand-alone version, as well as the product suite incorporating the technology, is substantially the same as initially forecasted in the valuation study. The product that incorporates the CAI Component related projects has a release date now estimated for the fourth quarter. We believe that the total forecast for this product, as well as the other CAI projects, remains substantially the same as in the valuation study over the remaining life of the products.

     We currently believe that expenses associated with completing the purchased in-process research and development are consistent with the estimates used in the valuation. In addition, completion dates for the development projects discussed above remain consistent with projections used at the time of the acquisition as well as are consistent with the numbers presented in this analysis. The only change was that the COBRA is scheduled to be released one quarter after our initial estimate. Research and development spending with respect to these offerings is expected to continue at a rate that is consistent with our overall research and development spending. We do not believe that the acquisitions resulted in any material changes in our profit margins or in selling, general and administrative expenses. We do not believe that we achieved any material expense reductions or synergies as a result of the acquisitions.

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

FOREIGN CURRENCY RISK

     We have wholly owned subsidiaries located in England, France, Switzerland, Australia, Germany, Japan, Hong Kong and Singapore. Sales and expenses from these operations are typically denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in foreign exchange rates may positively or negatively affect our sales, gross margins and retained earnings. We do not believe that reasonably possible near-term changes in exchange rates will result in a material effect on our future earnings, fair values or cash flows and, therefore, have chosen not to enter into foreign currency hedging instruments. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of foreign exchange rates relative to the United States dollar.

     The impact of changes in foreign currency exchange rates on our financial statements is principally included as a component of "other comprehensive income" and reflected in equity as "cumulative translation adjustments." However, actual transaction gains and losses reflected in net income relate principally to intercompany balances with our foreign subsidiaries. These transaction gains and losses were approximately $204,000 and $12,000 for the three and nine months ended September 30, 1999, respectively.

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

     Our Company is a relatively new corporation and, therefore, does not expect to encounter many Year 2000 computer problems associated with our internal systems, equipment, or facilities. As internal systems and equipment have been implemented, and as we have expanded into new facilities, in the normal course of our Company's growth or through acquisition (e.g., SLI, Convoy, Microscript), we have attempted to obtain, and received, assurances of Year 2000 readiness from appropriate sources. We will continue to obtain such assurances for future internal systems, equipment, and facilities. In addition, we continue to monitor, including performing additional testing, as appropriate, the Year 2000 readiness status of previously obtained equipment, internal systems, and facilities. Noncompliant systems, equipment, or facilities are expected to be replaced or upgraded in a timely manner prior to December 31, 1999. We have not currently identified alternative remediation strategies or contingency plans if replacement or upgrade is not feasible, since we perceive this possibility to be low, but will continue to reevaluate the need for alternative remediation strategies and contingency plans as warranted by further risk analysis. For internal Year 2000 noncompliance issues identified to date and expected throughout 1999, the cost of upgrade or replacement is not expected to be material to our operating results. However, if significant new noncompliance issues are subsequently identified, and replacement or upgrade is delayed beyond December 31, 1999, operating results could be materially adversely affected.

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

OUR OPERATING RESULTS FLUCTUATE SIGNIFICANTLY AND DEPEND ON MANY FACTORS.

     Except for the second quarter of 1999 results, we have had significant historic revenue growth. As in the second quarter of 1999, such growth rates may not be sustainable, and you should not use these past results to predict future operating margins or results. Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future. Our future operating results will depend on many factors, including the following:

     - the continued growth of the e-Business Integration and Enterprise Application Integration ("EAI") software market;

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

SOFTWARE LICENSE REVENUE IS DEPENDENT ON OUR RELATIONSHIP WITH IBM.

     Our revenue growth for the first half of 1999 reflected strong sales of MQSI and its predecessor product, MQIntegrator, through IBM's distribution and reseller channel. MQSI is an IBM-branded product for which IBM has assumed production and fulfillment obligations. IBM sells this product directly through its distributors and resellers and we resell it both directly and through our indirect channels. In the first half of 1999, royalty income from IBM sales of MQSI accounted for a significant portion of our total software license revenue and we expect it to continue to be a significant percentage of our software license revenue in the future. Through the second quarter of 1999, we recorded royalty income for the MQSI product in the same quarter in which IBM recorded the sale to its customer. In July 1999, IBM informed us that effective with the third quarter of 1999, they would no longer provide timely royalty information necessary for us to reasonably estimate our share of MQSI revenue from IBM sales of the product during each quarter. Because our quarterly financial results must be filed before we receive this royalty information, beginning with the third quarter of 1999, we began recording royalty income from IBM on a one-quarter lag. Accordingly, third quarter IBM royalty income will be recognized in our fourth quarter. We continue to be dependent on IBM's management of the MQSI product, and any delay or shortfall in revenues from IBM, or in our ability to report revenue, could have a material adverse effect on our business and operating results.

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

WE HAVE A SHORT OPERATING HISTORY AND A HISTORY OF OPERATING LOSSES.

     An investor in our common stock must evaluate the risks, uncertainties, expenses and difficulties frequently encountered by companies in rapidly evolving markets. We have had a limited operating history upon which an evaluation of our Company and its prospects can be based. Prior to 1996, we recorded only nominal product revenue, and we have not been profitable on an annual basis. At September 30, 1999, our Company had an accumulated deficit of approximately $61 million (which includes acquisition-related charges and a one-time restructuring charge). To address these risks and uncertainties, we must do the following:

     - successfully implement our sales and marketing strategy;

     - expand our direct sales channels;

     - further develop our indirect distribution channels;

     - respond to competition;

     - continue to attract and retain qualified personnel;

     - continue to develop and upgrade our e-Business Integration and EAI products and technology more rapidly than competitors; and

     - commercialize our e-Business Integration and EAI products and services with future technologies.

     We may not successfully implement any of our strategies or successfully address these risks and uncertainties. Even if we accomplish these objectives we may not be profitable in the future.

FAILURE TO ADD CUSTOMERS OR EXPAND INTO NEW MARKETS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     A significant portion of our revenue has come from a small number of large purchasers. For example, for the three and nine months ended September 30, 1999 our top ten customers accounted for 33% and 40% of total revenues, respectively. For the three months ended September 30, 1999 and 1998, our largest customer accounted for approximately 9% and 20% of our total revenues, respectively. Historically, our revenues have been derived primarily from sales to large banks and financial institutions. For example, sales to large banks and financial institutions accounted for 27% and 34% of total revenues for the three months ended September 30, 1999. These customers or other customers may not continue to purchase our products. Our failure to add new customers that make significant purchases of our products and services would have a material adverse effect on our business, financial condition and results of operations.

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

OUR FAILURE TO MANAGE GROWTH OF OPERATIONS MAY ADVERSELY AFFECT US.

     We must plan and manage effectively in order to successfully offer products and services and implement our business plan in a rapidly evolving market. We continue to increase the scope of our operations domestically and internationally and have grown our headcount substantially. At January 1, 1996, we had a total of 35 employees and at September 30, 1999 we had a total of 1,005 employees. We may further expand domestically or internationally through internal growth or through acquisitions of related companies and technologies. This growth will continue to place a significant strain on our management systems and resources.

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

OUR INABILITY TO ATTRACT AND RETAIN PERSONNEL MAY ADVERSELY AFFECT US.

     Our success greatly depends on the continued service of our key technical, sales and senior management personnel. None of these persons are bound by an employment agreement. The loss of any of our senior management or other key research, development, sales and marketing personnel, particularly if lost to competitors, could have a material adverse effect on our future operating results. In particular George F. (Rick) Adam, our Chief Executive Officer, Patrick Fortune, our Chief Operating Officer, and Harold A. Piskiel, our Chief Technology Officer, would be difficult to replace. Our future success will depend in large part upon our ability to attract, retain and motivate highly skilled employees. We face significant competition for individuals with the skills required to perform the services we offer. We cannot assure that we will be able to retain sufficient numbers of these highly skilled employees. Because of the complexity of the EAI software and internet integration market, we have in the past experienced a significant time lag between the date on which technical and sales personnel are hired and the time at which such persons become fully productive, and we expect this pattern to continue.

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

GENERAL ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR BUSINESS.

     The EAI software and internet integration market could be negatively impacted by certain factors that have impacted the ERP software market, including global economic difficulties and uncertainty, reductions in capital expenditures by large customers, and increasing competition. These factors could in turn give rise to longer sales cycles, deferral or delay of customer purchasing decisions, and increased price competition. The presence of such factors in the EAI software and internet integration market could adversely affect our operating results.

YEAR 2000 RISKS MAY RESULT IN MATERIAL ADVERSE EFFECTS ON OUR BUSINESS.

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software products used by many companies may need to be upgraded to comply with such year 2000 requirements. While we have assessed our products, services and internal systems, certain internal financial packages have not yet been implemented and may require further assessment by us. We believe we are currently expending sufficient resources to review our products and services, as well as our internal management information system in order to remedy those products, services and systems that are not year 2000 compliant. We expect such modifications will be made on a timely basis and we do not believe that the cost of such modifications will have a material effect on our operating results. There can be no assurance, however, that we will be able to modify such products, services and systems in a timely and successful manner to comply with the year 2000 requirements, which could have a material adverse effect on our operating results. Moreover, we believe that some customers may be purchasing our products as an interim solution to their year 2000 needs until their current suppliers reach compliance. Conversely, year 2000 issues could cause a significant number of companies, including our current customers, to reevaluate their current system needs and as a result consider switching to other systems and suppliers. Any of the foregoing could result in a material adverse effect on our business, operating results and financial condition. Additionally, during the remainder of 1999 there is likely to be an increased customer focus on addressing year 2000 issues, creating the risk that customers may reallocate capital expenditures to fix year 2000 problems of existing systems. If customers defer purchases of our software because of such a reallocation, it could adversely affect our operating results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the ordinary course of operations, our financial position and cash flows are subject to a variety of risks, which include market risks associated with changes in foreign currency exchange rates and movements in interest rates. We do not, in the normal course of business, use derivative financial instruments for trading or speculative purposes. Uncertainties that are either non-financial or non-quantifiable, such as political, economic, tax, other regulatory or credit risks are not included in the following assessment of our market risks.

FOREIGN CURRENCY EXCHANGE RATES

     Operations outside of the U.S. expose us to foreign currency exchange rate changes and could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. During the first nine months of 1999, 36% of our total revenue was generated from our international operations, and the net assets of our foreign subsidiaries totaled 7% of consolidated net assets as of September 30, 1999. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the U.S. primarily through wholly owned subsidiaries in England, France, Switzerland, Australia, Germany, Japan, Hong Kong and Singapore. These foreign subsidiaries use the local currencies as their functional currency as sales are generated and expenses are incurred in such currencies. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct our operations as compared to the U.S. dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We do not believe that possible near-term changes in exchange rates will result in a material effect on our future earnings or cash flows and, therefore, have chosen not to enter into foreign currency hedging instruments. There can be no assurance that such approach will be successful, especially in the event of a sudden and significant decline in the value of the U.S. dollar relative to foreign currencies.

INTEREST RATES

     Our exposure to market risk associated with changes in interest rates relates primarily to our investments in marketable securities and our related party note receivable. Our investments, including cash equivalents, consist of U.S., state and municipal bonds, as well as domestic corporate bonds, with maturities of greater than 12 months. All short-term investments are classified as available-for-sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and accordingly are carried at market value. Our short-term investment objectives are safety, liquidity and yield. Additionally, interest income on our related party receivable is based on a floating interest rate of 90-day LIBOR plus 2.05%. Changes in interest rates could impact our anticipated interest income or could impact the fair market value of our investments. However, we believe that these changes in interest rates will not cause a material impact on our financial position, results of operations or cash flows.

                                    PART II.

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company has been named as a defendant in a number of class action lawsuits alleging violation of the federal securities laws. Certain executive officers of the Company also are named as defendants. These lawsuits were filed in federal court in Colorado in July and August 1999. Most of the complaints in these lawsuits assert claims on behalf of purchasers of the Company's securities between April 21, 1999 and July 6, 1999. A few of the complaints assert claims on behalf of purchasers between October 29, 1998 and July 7, 1999. The complaints allege that the Company and the other defendants made material misrepresentations and omissions regarding the Company's business and prospects, causing harm to purchasers of the Company's securities. The complaints do not specify the amount of damages sought. These cases are in the early stages and the Company has not yet formally responded to the complaints. The Company believes these lawsuits are without merit. The Company intends to deny all material allegations and to defend itself vigorously. An adverse judgment or settlement in these lawsuits could have a material adverse effect on the Company's financial condition or results of operations. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

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

ITEM 2. CHANGES IN SECURITIES

     In July 1999, the Company issued 618,225 unregistered shares of common stock to the former equityholders of Convoy to more closely reflect the value agreed upon in the original purchase negotiations. The Company relied upon the exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) under the Securities Act of 1933, as amended, in issuing such shares.

     In August 1999, the NEON Board of Directors authorized the repurchase of up to 10% of NEON's outstanding shares of common stock over a 12-month period. During August 1999, a total of 20,000 shares were repurchased by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          27.1           -- Financial Data Schedule.

     (b) Reports on Form 8-K

        (1) A Form 8-K was filed July 13, 1999 with respect to the acquisition of Microscript, Inc., a Massachusetts corporation pursuant to an Agreement and Plan of Reorganization effective June 28, 1999 between Microscript, Inc., the Registrant and a wholly-owned subsidiary of the Registrant.

        (2) A Form 8-K/A was filed on August 23, 1999, providing the following
Item 7 information:

               - The financial statements for Convoy Corporation for the years ended March 31, 1999 and 1998.

               - Pro forma statements of operations for the Registrant and
                 Convoy Corporation for the six months ended June 30, 1999 and the year ended December 31, 1998.

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

Date: November 12, 1999

                                 EXHIBIT INDEX

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          27.1           -- Financial Data Schedule.