Form 10-K
period 1999-12-31
NEW ERA OF NETWORKS INC
filed 2000-03-29
CIK 1028339

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

 ONE GREENWOOD PLAZA, 6550 SOUTH GREENWOOD PLAZA BOULEVARD, ENGLEWOOD, COLORADO
                                     80111
              (Address of principal executive offices) (zip code)
       Registrant's telephone number, including area code: (303) 694-3933
                             ---------------------

        Securities Registered Pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, $.0001 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 1, 2000, there were 34,921,296 shares of the Registrant's common stock outstanding and the aggregate market value of such shares held by nonaffiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on March 1, 1999) was approximately $2,704,663,023. Shares of the Registrant's common stock held by each executive officer and director of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           NEW ERA OF NETWORKS, INC.

        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    2

          Factors That May Affect Future Results......................   13

Item 2.   Properties..................................................   19

Item 3.   Legal Proceedings...........................................   19

Item 4.   Submission of Matters to a Vote of Security Holders /
            Executive Officers of Registrant..........................   20

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   22

Item 6.   Selected Consolidated Financial Data........................   23

Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   23

Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   32

Item 8.   Financial Statements and Supplementary Data.................   33

Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   33

                                  PART III

Item 10.  Directors and Executive Officers of the Company.............   33

Item 11.  Executive Compensation......................................   33

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   33

Item 13.  Certain Relationships and Related Transactions..............   34

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   34

          Signatures..................................................   36

          Consolidated Financial Statements...........................   38

New Era of Networks, Convoy/DM, MicroScript Server, MicroScript Workstation, the NEON logotype, NEONet, NEONweb, Neonsoft, NEONaccess, NEONtrack, NEONenrich, NEONfix, Business EventManager, Enterprise ProcessExecutive, Rapport, OpenBroker, NEON Impact, NEONsecure, NEONadapter, NEON Physician Access, e-Biz Integrator, e-Biz 2000 and NEON Trading System are trademarks, and CL/7, MicroScript and Transaction Distribution Manager, TDM are registered trademarks of New Era of Networks, Inc. and its subsidiaries. MQSeries is a registered trademark of International Business Machines Corporation. All other trademarks, registered trademarks, and trade names contained in this Form 10-K are the property of the respective owners.

                                     PART I

     This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements made within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Results" on pages 13 through 19 in this Form 10-K. Readers should not unduly rely on forward-looking statements, which reflect only the opinion of NEON as of the date hereof. Unless required by law, NEON undertakes no obligation to revise forward-looking statements. Readers should also carefully review the risk factors set forth in other reports or documents NEON files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1. BUSINESS.

OVERVIEW

     New Era of Networks, Inc. ("NEON" or the "Company") is a leading supplier of Internet infrastructure software and services. Specifically, NEON helps automate e-Business by providing a range of products and services, which integrate Internet-facing applications with core operational systems for goods and services providers, and which facilitate the creation of Net markets. By enabling information sharing between systems, businesses can automate end-to-end processes, such as fulfilling an order, at the speed and volume required in the e-Business environment. NEON products enable e-markets by routing messages and transforming information at the needed speed and volume. NEON's software solutions support integration of leading Internet and core business packaged applications, application server platforms, industry standard protocols, and proprietary systems. Additionally, the Company provides design, development and implementation services through its Professional Services organization.

     To date, over 2,500 customers worldwide, spanning all major industries including financial services, healthcare, insurance, manufacturing, and telecommunications, use NEON products. Various customers of the Company include ADP, Citibank, GTE Corporation, IBM, JP Morgan & Company, Monsanto Company, Open Interactive, Primark Financial Services, Sumitomo Bank of California and The Street.com. As part of its strategy, NEON has established reseller and joint marketing relationships with complementary e-Business entities such as BEA, BroadVision, Commerce One, IBM, Microsoft and Sun Microsystems, Inc.

RECENT DEVELOPMENTS

     Acquisitions. In June 1999, we acquired all of the outstanding capital stock of Microscript, Inc. ("Microscript") for an aggregate purchase price of $33.1 million, of which $8.7 million was paid or payable in cash and approximately $19 million was paid through the issuance of 423,700 shares of common stock. In connection with the acquisition, we assumed all options outstanding under Microscript's option plan. An additional 22,255 shares of common stock valued at $1.0 million was issued to the shareholders of Microscript upon the completion of the Microscript audited financial statements for the year ended December 31, 1998. In July 1999, we agreed with the former equityholders of Microscript to provide additional cash consideration valued at approximately $16.6 million to more closely reflect the value agreed upon in the original purchase negotiations. Microscript is a supplier of application integration software on the Windows NT platform.

     Also in June 1999, we acquired all of the outstanding capital stock of Convoy Corporation ("Convoy") for an aggregate purchase price of approximately $42.8 million, payable through the issuance of 807,115 shares of common stock. In connection with the acquisition, we assumed all options outstanding under Convoy's option plan. In August 1999, we agreed with the former equityholders of Convoy to provide additional consideration valued at approximately $8.3 million payable through the issuance of 618,225 additional shares of common stock to more closely reflect the value agreed upon in the original purchase negotiations.

     In May 1999, we acquired all of the outstanding capital stock of SLI International AG ("SLI") for an aggregate consideration of $22.7 million, of which $16.5 million was paid in cash and $5.5 million was paid with 138,452 shares of the Company's common stock. In addition, up to 75,519 additional shares of the Company's common stock may be issued to the shareholders of SLI upon the achievement of certain performance targets. SLI is a worldwide provider of SAP R/3 software implementation, training support and other related change-management services.

     In April 1999, we acquired all of the outstanding capital stock of VIE Systems, Inc. ("VIE") for an aggregate consideration of $12.0 million in cash. In addition, up to $3,000,000 of cash may be paid to the shareholders of VIE upon the achievement of certain performance targets. In accordance with the purchase agreement, payments will be made to the respective VIE shareholders to the extent these performance targets are met, beginning in the fourth quarter of 1999 and continuing every six months until the second quarter of 2002. Assets acquired by the Company included VIE's products, including its Copernicus EAI product and formatter patent. VIE is a provider of EAI software with a strong presence in travel, transportation, financial services, and retail markets.

     In February 1999, we acquired all of the outstanding capital stock of D&M
(Asia) Ltd. and Database & Management (S) Pte. Ltd. (collectively "D&M"), two sister corporations organized under the laws of Hong Kong and Singapore, respectively, for an aggregate consideration of approximately $6.0 million, which consisted of $3.0 million in cash and approximately $2.9 million through the issuance of 48,940 shares of common stock. D&M provides professional integration services to customers in the Pacific Rim.

     We accounted for these acquisitions under the purchase method of accounting. See Note 3 of Notes to Consolidated Financial Statements.

INDUSTRY BACKGROUND

     Utilizing the Internet to do business, christened e-Business, is dramatically altering business-to-business (B2B), business-to-consumer (B2C), and business-to-employee interactions. Companies are actively pursuing innovative business models to take advantage of this e-Business opportunity. e-Business participants include traditional companies moving to new Internet-enabled business models, new companies chartered especially to deliver products and services via the Internet, and e-market makers that facilitate e-Business through online trading communities. e-Business organizations operate in an environment distinguished by constant change and complex business interactions that stretch across an extended, virtual enterprise of Internet-enabled customers, suppliers and partners.

     In this new realm, speed, agility and accuracy are the tools required to achieve competitive advantage. Companies must conduct business in real-time, providing immediate communication with customers, vendors and other partners via clearly defined business processes. In turn, these processes must be constantly monitored and modified to maximize efficiency. Automating business processes is fundamental to success in the e-Business environment. From procurement to order fulfillment, the benefits of automating business processes across the enterprise are substantial. For example, a company that automates procurement processes with their suppliers can shorten cycle times and reduce inventory while locating the best price, all of which lower costs and increase profits. Similarly, an organization that allows customers to place and check order status via a Web site and e-mail improves customer satisfaction and increases market opportunity while decreasing the costs of customer service and order processing.

     The e-Business revolution is in its infancy and has substantial growth potential. Literally every business is moving to establish and enhance its e-Business capabilities. We see the e-Business world as categorized into two fundamental groups: Goods and services providers on the one hand and the newly spawned online trading communities on the other. Goods and services providers include both established companies and the new Internet-based virtual businesses. Online trading communities facilitate e-markets for goods and services. These e-market makers bring together multiple suppliers and consumers in an electronic marketplace far more efficiently than anything in the physical world. Ultimately, both types of e-Businesses will need integration services, but in different ways and for different reasons.

     The growth and sheer volume of e-Business is noteworthy. Forrester Research states that $7.8 billion dollars worth of B2C transactions transpired in 1998 through companies such as Amazon.com and Web-based arms of companies like Lands' End. More importantly, Forrester Research estimates growth to $108 billion in just five years, a thirteen-fold increase. Though less visible, the B2B segment is substantially larger and growing even more rapidly. Some $43 billion of B2B commerce was conducted via e-Business in 1998, and Forrester Research expects this market to reach $1.3 trillion by the year 2003 as businesses of all types move to Internet-based transactions for buying and selling.

     The number of online trading communities increased dramatically in 1999. While there were only 350 such marketplaces in 1998, there are over 3,000 today. Further, Forrester predicts this number will double by the end of the year 2000, a 16-fold increase. The growth of goods and services e-Business and online trading communities are interdependent. Online trading communities will sprout in direct response to the escalating opportunities of goods and services e-Business. Conversely, the potential market for direct e-Business can only be reached by exploiting the efficiencies afforded by online trading communities.

  Goods & Services Providers

     Goods and services providers are both traditional "brick and mortar" companies moving to embrace the Internet and new "dot.com" businesses created as Web-based entities. Both employ e-Business for two basic functions: buying from suppliers and selling/supporting their customers. They make purchases either directly from other companies or indirectly through an online trading community. Likewise, they sell directly to companies (B2B) or consumers (B2C), or indirectly via an online trading community.

     To accomplish the buying, selling and customer support, companies deploy e-Business applications designed specifically for these purposes. Companies can either buy packaged applications or build their own. Software vendors including Ariba, BroadVision, Commerce One and Open Market offer pre-packaged solutions for specific functions such as procurement and ordering. Alternatively, businesses can build custom applications on top of application servers such as BEA WebLogic, IBM WebSphere, Microsoft IIS, and iPlanet from the Sun/ AOL/Netscape consortium. Application servers can also be built using industry standard protocols such as EDI, XML, FIX and S.W.I.F.T.

     While these applications perform essential e-Business functions, they are not the total solution. They handle only the first step in the process: Internet activity. Once initiated, the transaction must be completed. For example, a customer places an order via a BroadVision application. Once it has been placed, that order must be processed: products sent, invoices generated, and service contacts activated. These business processes are completed by operational systems running core business functions such as order entry, distribution, and accounting. Most companies already have such operational systems in place. Many businesses have a combination of packaged Enterprise Resource Planning (ERP) solutions from vendors such as Oracle, PeopleSoft and SAP in addition to legacy applications.

     The new e-Business applications must work together with existing operational systems for a business to successfully conduct e-Business. Goods and services e-Businesses have three basic requirements. First, their systems must share critical information on customers, products, prices, orders, and inventory. Second, systems must work together to complete end-to-end processes such as fulfilling an order. Finally, the entire process must be completed at speeds sufficient to meet the demands and customer expectations of Internet-based performance, throughput and volume. Neither Internet applications nor existing operational systems provide the required integration capabilities. Companies need additional software to integrate their e-Business applications with the back-office and ERP systems that run the business.

     Online trading communities constitute a new and rapidly expanding market created to capitalize on the rapidly expanding e-Business marketplace. Formerly known as portals, online trading communities create Internet-based global marketplaces coordinating buyers and sellers with common interests. Priceline.com, AOL, and Quicken.com are examples of well known B2C trading communities frequented by consumers. The Society for Worldwide Interbank Financial Telecommunication ("S.W.I.F.T.") is a long established business-to-business trading community, and new B2B trading communities are forming at a record pace (e.g., e-steel.com is a recent entry that enables buyers and sellers of steel to conduct business online).

     Providers of online trading communities face different issues than goods and services providers, and unique technical challenges. First, they must attract and retain a high volume of trading partners because the greater the number of buyers and sellers the more valuable the community becomes. But, each buyer or seller is interested only in a subset of what is traded in the community, and they want to see only the offers in which they may have an interest. For example, if a company only sells disk drives, it does not want to see offers to purchase components like memory chips. Therefore, online trading communities must provide mass customization.

     Further, actual transactions in an online trading community are complex. They require coordinating activities between multiple parties. In a securities trading and settlement process, for example, up to four parties are involved: the buyer and seller, a trading exchange securities custodian and a depository. Equally complex are the partners' heterogeneous computing environment of platforms, protocols and applications which must be supported to ensure transactions are successfully completed.

     In addition to transactions, online trading communities traffic in information. Data such as purchasing trends, price histories and transaction volumes travel through the community. Being able to leverage this data is a key benefit for the trading partners using the community, so online trading communities need the capacity to handle large volumes of information.

     Finally, if a community does not have a critical mass of functionality available it will not attract enough partners to survive, let alone prosper. For example, if the trading community offers a marketplace to purchase insurance and fails to have functional, reliable direct links to the insurance companies, it provides no value to its users. This means trading communities must have a plethora of capabilities available, and the ability to quickly add more.

NEON SOLUTIONS

     NEON is a leading provider of e-Business Integration software. Its products enable companies to automate business processes across the extended enterprise and integrate the underlying applications that must work together to support these processes.

     NEON combines in a single offering five elements we believe are essential for e-Business Integration software:

          (1) Integration Servers -- enable multiple applications to share information by moving data between systems, determines which information needs to be routed to which application, and transforms information to meet the requirements of the receiving application

          (2) Process Automation -- maps out multi-step, multi-process business processes, manages the runtime execution of the process including interaction with participating applications, monitors key performance and operational metrics of running processes to locate performance bottlenecks, and enables modification of processes over time to maximize business results

          (3) Predefined Adapters -- extend NEON offerings to support leading e-Business packages such as BroadVision and Commerce One and operational systems such as SAP R/3, PeopleSoft, Oracle and J.D. Edwards. In addition, NEON offers a wide range of technology adapters for interfacing with custom and legacy systems.

          (4) Internet Communications -- provide tight integration with leading application servers from vendors such as BEA, IBM, iPlanet and Microsoft. In addition, NEON provides native support for e-Business and business-to-business standards including XML, EDI, HTTP, FTP, HTML, FIX and S.W.I.F.T.

          (5) Packaged e-Business Integration Applications -- provide packaged offerings to meet specific e-Business information sharing and process automation needs in various industry verticals.

     Goods and services providers wanting to buy or sell online use products to integrate their Internet and partner-facing e-Business applications with their operational systems. NEON supports packaged e-Business applications as well as custom systems built on leading application servers. We also support companies working directly with their suppliers and customers as well as those transacting via net markets.

     NEON allows e-Business and operational applications to share critical information on customers, products, orders, inventory, etc. NEON also combines activities performed by individual e-Business and operational applications into completely automated business processes. For example, when a customer places an order over the Web using BroadVision, NEON would route the order to PeopleSoft for fulfillment and to a legacy financials application for invoicing.

     Net market providers use NEON's products at the heart of their architectures. NEON's ability to route hundreds of messages per second based on the content of the message, as well as its ability to transform information from any format to any other format, allows Net markets to support thousands to millions of active users.

     In addition, Net market participants use NEON products to integrate their existing operational applications with the Net market. For instance, a financial institution might use NEON's S.W.I.F.T. products to connect to the global S.W.I.F.T. network.

     We believe NEON's e-Business integration platform provides the following benefits to customers:

     Reduces time to market. We enable customers to get their e-Business applications and Net markets online faster by providing proven, working integration functionality they would otherwise need to implement on their own.

     Provides a comprehensive solution. NEON combines the five elements of an e-Business integration software product into a single, comprehensive offering. This eliminates the need for our customers to purchase and integrate separate solution components from multiple vendors.

     Scales to support high transaction throughput. NEON's technology has been proven in extremely high-volume applications such as securities trading and cellular phone call mediation.

     Provides high reliability. NEON's products use reliable queuing techniques and other architectural techniques to ensure no transactions are ever lost, even when applications or systems crash.

     Allows rapid response to change. NEON designed its products so customers can configure them at any time to keep up with changing business requirements.

PRODUCTS AND SERVICES

     NEON's e-Business integration products are Internet infrastructure software designed to provide customers with a comprehensive platform for rapidly capitalizing on their e-Business capabilities.

  e-Business Integration Platforms

     NEON e-Biz Integrator. e-Biz Integrator is NEON's flagship e-Business integration product. It includes comprehensive integration server capabilities with process automation and Internet communications to meet the needs of both goods and services providers moving into e-Business, as well as Net market providers. It is designed for the highest levels of throughput and reliability.

     e-Biz 2000. e-Biz 2000 is NEON's Microsoft-centric e-Business integration product. Built on the Microsoft DNA architecture, e-Biz 2000 offers industry-leading ease of use that makes it an ideal choice for customers seeking to deploy large numbers of integration servers in highly distributed configurations. It is also well suited for organizations with limited technical capabilities.

     IBM MQSeries Integrator. MQSI is a joint product with IBM that carries an IBM logo, and is sold by both IBM and NEON. It includes NEON's rules and formatter modules, as well as IBM's MQSeries messaging middleware.

     OEM Products. NEON makes components of its products available to software vendors on an OEM basis. For instance, both IBM and BEA have licensed NEONRules(TM) and NEONFormatter(TM).

  e-Business Integration Total Solution Products

     Adapters -- NEON adapters extend its integration platforms to work with specific applications or technologies. NEON currently offers adapters for the following systems:

        e-Business Applications: BroadVision, Commerce One
        Operational Applications: J.D. Edwards, Oracle, PeopleSoft, SAP, Siebel B2B and Industry Standards: EDI, FIX, S.W.I.F.T., XML
        Technologies: COBOL, Flat Files, ODBC, Protocols, Screens

     In addition, NEON offers an e-Adapter Development Kit that lets customers and partners build adapters for NEON integration servers.

     Utilities -- NEON offers a variety of utilities including NEONtrack for message tracking and repair, NEON Convoy/DM for data conversion, and NEONsecure for single sign-on security.

     SERVICES

     Consulting. We provide NEON software installations and consulting services, as well as generalized consulting on the design and development of e-Business integration and enterprise-wide application integration utilizing our expertise in client/server, Internet/intranet and database management technologies. We also have experience in SAP implementation services. We offer these professional services often in conjunction with other professional service organizations and system integrators.

     Education. We offer our customers, for a fee, comprehensive technical skills training and training in our software products. These courses are conducted at our principal corporate facilities in Englewood (Colorado), New York City, Pacheco (California), Danvers (Massachusetts), Atlanta, and London, and at customer locations on request. In addition, some of our partners provide fee-based training services for which we receive a royalty.

     Technical Support. We offer an array of support services that focus on reporting and tracking work requests from customers. Our maintenance and support service offers a twenty-four hours a day, seven days a week customer hotline.

  e-Business Integration Applications

     NEON provides packaged applications for selected vertical markets that build on the capabilities of its e-Business Integration platform:

     FINANCIAL SERVICES

     NEON Rapport. Rapport is a comprehensive electronic customer relationship management (eCRM) application for the financial services industry. It gives institutions and their clients access to a comprehensive database of client activity via the Web.

     NEON e-Trading Systems. NTS provides the position keeping and order management platform necessary for a financial institution to implement electronic trading. It includes integration with back-office execution systems as well as electronic integration with major stock exchanges.

     HEALTHCARE

     NEON Physician Access. Physician Access gives healthcare providers the ability to give doctors comprehensive, up-to-the-minute information on their patients via a secure Web site. Doctors can access information on their patients from their office, home, and even from other healthcare institutions. It includes integration with the many operational systems throughout the enterprise that maintain patient information.

     NEON Enterprise ID. Enterprise ID allows multiple healthcare organizations operating as a single entity to share patient information as if it were all located in one place. It provides the ability to cross-reference all patients with all other patient records throughout the extended enterprise.

SALES AND MARKETING

     We currently market our software and services primarily through our direct sales organization, complemented by indirect sales channels. As of December 31, 1999, our direct sales force included 76 commissioned sales representatives located in 12 U.S. states, the United Kingdom, Australia, France, Hong Kong and Japan. In addition, our multi-tiered channel program provides additional sales channels for jointly marketed products. As part of this strategy, we have established distribution relationships with strategic hardware vendors, database providers, software and toolset developers, systems integrators and implementation consultants, including companies designing software, database packages, and hardware integration and consulting services. We have also developed alliances with key solution providers to targeted vertical industry sectors, including financial services, healthcare, telecommunications, and manufacturing.

     We believe that future growth also will depend upon our success in developing and maintaining strategic relationships with distributors, resellers, and systems integrators. Our strategy is to continue to increase the proportion of customers served through these indirect channels. We are currently investing, and plan to continue to invest, significant resources to develop our indirect channels, which could adversely affect our operating results if our efforts do not generate license and service revenues necessary to offset such investment. Our inability to recruit and retain qualified distributors, resellers and systems integrators could adversely affect our results of operations. Our success in selling into these indirect distribution channels could also adversely affect our average selling prices and result in lower gross margins, since lower unit prices are typically charged on sales through indirect channels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

STRATEGIC RELATIONSHIPS

     Our strategy has been to expand our indirect channel relationships with strategic partners including marketing and/or development partners, third-party distributors, systems integrators and resellers. Examples of certain of our key strategic relationships include:

          IBM. We entered into a multi-year joint development, marketing and reselling arrangement with IBM in the fourth quarter of 1997. IBM embeds NEONRules and NEONFormatter components into the IBM-branded product, MQSeries Integrator. MQSeries Integrator is sold as a standard product offering by both IBM and NEON. IBM pays a royalty to NEON for IBM's sales of MQSeries Integrator. In 1999, royalty income from IBM accounted for less than 10% of total revenues (see "Factors that May Affect Future Operating Results -- Software license revenue growth is dependent on our relationship with IBM and other partners.").

          Microsoft. In November 1999, NEON and Microsoft announced a strategic relationship to jointly enhance and market e-commerce integration solutions based on Microsoft(R) platforms and NEON's e-commerce Integration products such as e-Biz 2000. NEON is endorsing the Microsoft BizTalk(TM) Framework and BizTalk products and tools. In addition, NEON is a member of the BizTalk steering committee as a leading e-commerce integration vendor.

          Commerce One. In November 1999, NEON announced an agreement with Commerce One, a leader in global B2B electronic procurement solutions, that will enable customers to integrate the Commerce One Solution(TM) with legacy and ERP applications. NEON's e-Business Integration products, including NEON e-Biz Integrator and NEON e-Business Adapter Development Kit (e-ADK), will be integrated with Commerce One's BuySite(TM) Solution to deliver a fully interactive, multi-enterprise e-commerce solution for Commerce One customers.

          BroadVision. In November 1999, NEON announced the formation of a strategic alliance with BroadVision to enable businesses to integrate existing systems with Internet applications to perform B2B and B2C e-Business. BroadVision will use NEON's e-Biz Integrator to integrate BroadVision's Web-based One-to-One(TM) Commerce solutions with customers' applications such as Oracle(R), SAP, PeopleSoft(R), Siebel(R) and legacy systems.

          BEA Systems. In September 1999, NEON and BEA Systems entered into an agreement to incorporate NEON technology into the BEA eLink(TM) e-commerce integration suite. BEA has licensed NEONRules and

     NEONFormatter software to deliver on BEA's continuing commitment to provide customers with the best-of-breed solutions that extend BEA's E-Commerce Transaction Platform(TM). BEA expects its NEON-based technology to be available in BEA eLink by mid-year 2000.

          NTT Data Corporation. In March 2000, NEON formed a partnership with NTT Data Corporation, Japan's leading provider of information systems and computer networking, to provide NEON technology as the platform for NTT's new e-Business integration solution. Under the agreement, NTT Data will market, resell, implement and support NEON software for clients who want to conduct business via the Internet. NEON technology will be resold through all of NTT Data's Japanese subsidiaries, including those in Tokyo, Tokai, Nagano, Kyushu, Kansai, Fukushima, and Chugoku.

     In addition, we have reseller and joint marketing relationships with approximately 80 technology companies worldwide.

TECHNOLOGY

     Our product suite and services are primarily targeted at enabling and facilitating the cooperation and inter-operation of multiple applications of widely differing design and developmental generations. NEON's e-Business and EAI products operate on a heterogeneous mix of hardware and underlying software platforms, utilizing existing transaction management capabilities found in the underlying operating environments.

     Our core technologies have been integrated into an enterprise level integration server architecture that leverages the benefits of individual modules to deliver the following additional features:

     - employs dynamic formatting and guaranteed delivery to abstract the translation and delivery of information across applications;

     - simplifies the intrusion into new or legacy programs needed for such programs to inter-operate;

     - uses a nonprogrammatic and declarative rather than procedural definition toolset, allowing configuration and maintenance workloads to scale comfortably by describing formats for input and output as the number of interfaces increases;

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

PROPRIETARY TECHNOLOGIES

     Rules Engine, NEONRules. The Rules Engine combines the ability to support the high degree of expressiveness and flexibility of a Boolean logic model with predictable performance, previously available only in significantly less functional single field evaluation models. In addition, the Rules Engine is capable of supporting a high number of rules without suffering performance degradation. The Rules Engine examines the value of any field, or group of fields found in or derivable from the message using Boolean operators to determine subsequent actions. Using either the NEON Graphical User Interface ("GUI") panels, or Application Program Interfaces ("APIs") provided by the Rules Engine for programmatic rules updates, subscribers can assert rules that will cause the Rules Engine to select only those instances of messages that meet their particular needs and specify their format and delivery instructions.

     Formatter, NEONFormatter. Applications exchanging data rarely use the same format even though the data may have consistent semantic meaning. Existing commercial reformatter tools, whether script or GUI-based, are typically procedural in nature, requiring that each conversion from one format to another be individually coded into the tool. This is particularly true when such applications are a mix of legacy, purchased, and newly developed applications. Accomplishing reformatting in the delivery layer frees programmers from having to manually code all of the transformations. The Formatter uses a declarative architecture, meaning that format structures and rules themselves are described during configuration and stored in a format repository. Conversion of one format to another is derived at execution time by the Formatter. The Formatter can interpret and build a wide range of fixed, variable, and recursive formats including proprietary and standard, and can derive as well as transform data using calculations, tables and exits.

     Extended Messaging and Queuing. NEON's Extended Messaging and Queuing technology provides a fast, simple and portable cross-platform guaranteed delivery messaging and queuing mechanism without the need to poll queues. A program sends a message to another by simply naming the target and sending it to the subscribing application. The sending program no longer needs to be concerned about the recipient's characteristics or even if it is currently available. The message is queued locally and is a recoverable component of the sender's transaction, which is then able to continue processing. A receiving program obtains one or more messages from the subscribing application as the messages become available or when the receiving program becomes available. The receipt of the message then becomes a recoverable component of the receiver's transaction, and the delivery of messages is guaranteed as to uniqueness and order.

RESEARCH AND DEVELOPMENT

     We have made substantial investments since inception in research and development. We first introduced NEONet in January 1996, and released new versions periodically through 1999. Each new version of NEONet consisted of rewritten code providing greater functionality, higher performance and greater integration capabilities. A version of NEONet incorporating IBM's MQSeries was introduced in May 1998 and named MQIntegrator. Subsequently, an IBM-branded version was released, called MQSeries Integrator. In 1999, we introduced e-Biz Integrator which added process automation and Internet connectivity to the original NEONet capability.

     Our research and development efforts are focused primarily on the extension of the capabilities of our e-Business integration platforms, operating system and network platform support, the development of additional functionality and libraries for targeted vertical markets, and quality assurance and testing. Our research and development staff is also engaged in advanced development efforts to exploit our core technology and expand the markets for our products. These areas include, for example, development of rules-based programming tools to replace conventional application logic, dynamic generation of interfaces between existing technology layers, and event-driven workflow dispatching and routing. We make available new product releases approximately every six months. This provides a means to disseminate features and functions requested by customers as we continue to address specific targeted markets. In addition, we believe that this discipline spurs continual innovation and quality control throughout the development and quality assurance organizations. As of December 31, 1999, our research and development staff consisted of 259 persons. Our research and development expenditures in 1999, 1998 and 1997 were approximately $34.9 million, $15.8 million and $7.7 million, respectively, and represented 28%, 24% and 34% of total revenues, respectively, during such periods.

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

There can be no assurance that we will successfully develop, introduce or manage the transition to new products. We have in the past, and may in the future, experience delays in the introduction of our products, due to internal and external factors. Any future delays in the introduction or shipment of our new or enhanced products, the inability of such products to gain market acceptance or problems associated with new product transitions, could adversely affect our results of operations, particularly on a quarterly basis.

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

  Software Vendors.

     We face competition from a variety of vendors offering e-Business and EAI capabilities, including Mercator Software, Active Software, TIBCO, Software Technologies Corporation and Vitria Technology, Inc. Other software companies target the e-Business and EAI market through various alternative technological solutions, such as data synchronization, transaction monitoring, and subject-based publish/subscribe messaging systems. Some vendors, some of whom are also NEON marketing partners, sell software that competes with only one of our products, but could be expanded or enhanced. For example, Microsoft, BEA Systems and others provide messaging and queuing solutions that compete with the NEON Messaging and Queuing module, but in the future these vendors could elect to provide a more complete integration solution that would also compete with NEON's dynamic formatting and rules-based engine modules. We also face competition from relational database vendors such as Oracle, Informix, Sybase and Microsoft.

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

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND LICENSES

     We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have three patents, and we have one patent application pending.

     Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. Moreover, the laws of certain countries do not protect proprietary rights to the same extent as do the laws of the United States. In addition, attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, there can be no assurance that we will be able to protect our proprietary rights against unauthorized third-party copying or use, which could harm our business, financial condition and results of operations. Moreover, there can be no assurance that others will not develop products that infringe our proprietary rights, or that are similar or superior to those developed by us. Policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a harmful effect on our business, financial condition and results of operations.

     We also rely on certain technology that we license from third parties, including software that is integrated with internally developed software and used in our products to perform certain functions.

     There can be no assurance that these third-party technology licenses will continue to be available to us on commercially reasonable terms. If we lose or are unable to maintain any of these technology licenses, it could result in delays or reductions in product shipments until equivalent technology could be identified, licensed and integrated. Any such delays or reductions in product shipments would harm our business, financial condition and results of operations.

     As is common in the software industry, we from time to time receive notices from third parties claiming infringement by our products of such third parties' proprietary rights. There can be no assurance that third parties will not claim infringement by us with respect to current or future products. We expect that application integration software developers will increasingly be subject to infringement claims as the number of products in different industry segments overlap. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our business, financial condition and operating results. There can be no assurance that such royalty or licensing agreements, if required, would be available on terms acceptable to us, or at all. Moreover, the cost of defending patent litigation could be substantial, regardless of the outcome. There can be no assurance that legal action claiming patent infringement will not be commenced against us, or that we would necessarily prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. In the event a patent claim against us was successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, our business, financial condition and results of operations would be harmed.

     We are aware that a number of organizations are utilizing the names Neon and New Era as either a trademark or tradename or both. In December 1998, we filed a Declaratory Judgment Action in the Federal District Court for Colorado to resolve the use of the trademarks "NEON," New Era of Networks, Inc., NEONet and NEONSOFT. Such claims or any additional claims against us alleging trademark or tradename infringement could be time consuming and result in costly litigation. A successful claim regarding the infringement of a trademark and/or tradename could result in substantial monetary damages against us or an injunction prohibiting our use of the particular trademark or tradename. Any such injunction could harm our corporate or product name recognition and marketing efforts. Accordingly, any monetary damages or injunction could have a harmful effect upon our business, financial condition and results of operations.

EMPLOYEES

     As of December 31, 1999, we employed 975 persons, including 192 in sales, marketing and field operations, 259 in research and development, 143 in finance, legal, information systems and administration and 381 in client services. Of these, 129 are located in the United Kingdom, 74 are located in Switzerland, 19 are located in Australia, two are located in the Czech Republic, nine are located in France, 72 are located in the Pacific Rim and the remainder are located in the United States. None of our employees is represented by a labor union. We have experienced no work stoppages and believe our relationship with our employees is good.

     Our future success will depend in large part upon the continued service of our key technical, sales and senior management personnel, none of whom is bound by an employment agreement. The loss of any of our senior management or other key research, development, sales and marketing personnel, particularly if lost to competitors, could have a harmful effect on our business, operating results and financial condition. In particular, the services of George F. (Rick) Adam, Jr., Chief Executive Officer, would be difficult to replace. There is significant competition for employees with the skills required to perform the services offered by us and there can be no assurance that we will be able to continue to attract and retain sufficient numbers of highly skilled employees. We have in the past experienced, and expect in the future to experience, a significant time lag between the date on which technical and sales personnel are hired and the time at which these persons become fully productive. If we are unable to manage the post-sales process effectively, our ability to attract repeat sales or establish strong account references could be affected, which may harm our business, financial condition and results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     As described by the following factors, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

  Our operating results fluctuate significantly and we may not be able to maintain our historical growth rates.

     Although we have had significant revenue growth in recent quarters, such growth rates may not be sustainable, and you should not use these past results to predict future operating margins and results. Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future. Our future operating results will depend on many factors, including the following.

     - the continued growth of the e-Business Integration and Enterprise Application Integration ("EAI") software markets;

     - the size of the orders for our products, and the timing of such orders;

     - potential delays in our implementations at customer sites;

     - continued development of indirect distribution channels;

     - increased demand for our products;

     - the timing of our product releases;

     - competition;

     - the effects of global economic uncertainty on capital expenditures for software.

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

  Software license revenue growth is dependent on our relationship with IBM and other partners.

     Our revenue growth in 1998, and in particular the fourth quarter, reflected strong sales of the MQIntegrator and MQSeries Integrator through IBM's distribution and reseller channel. In 1999 and 1998, royalty revenue from IBM sales of MQIntegrator and MQSeries Integrator accounted for between 10% and 20% of our total software license revenues. We expect that IBM and our other partners will account for a material percentage of our software license revenue in 2000. Any delay or shortfall in such revenues from our partners could have a material adverse effect on our business and operating results.

  If our sales cycle is longer than we anticipate, our operating results may suffer.

     Although our sales cycles have shortened in the e-Business marketplace, historically our customers typically have taken a long time to evaluate our products. Therefore the timing of license revenue is difficult to predict. A sale of our products to a customer typically involves a significant technical evaluation and a commitment of capital and other resources by the customer. This evaluation process frequently results in a sales cycle that lasts several months. Additional delays are caused by customers' internal procedures to approve large capital expenditures and to test, implement and accept new technologies that affect key operations within their organization. Our operating expense levels are relatively fixed in the short-term and are based in part on expectations of future revenues. Consequently, any delay in the recognition of revenue due to a longer sales cycle caused by these factors could result in operating losses.

  We have a short operating history and a history of operating losses.

     An investor in our common stock must evaluate the risks, uncertainties, expenses and difficulties frequently encountered by early stage companies in rapidly evolving markets. We have had only a limited operating history upon which an evaluation of our Company and its prospects can be based. Prior to 1996, we recorded only nominal product revenue and, including acquisition-related charges, we have not been profitable on an annual basis. At December 31, 1999, our Company had an accumulated deficit of approximately $66.3 million (which includes acquisition-related costs). To address these risks and uncertainties, we must do the following:

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

     We may from time to time acquire companies with complementary products and services in the application integration or other related software markets. Between September 1997 and March 2000, we acquired eight companies. These acquisitions will expose us to increased risks and costs, including the following:

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

     We may also evaluate joint venture relationships with complementary businesses. Any joint venture we enter into would involve many of the same risks posed by acquisitions, particularly those risks associated with the diversion of resources, the inability to generate sufficient revenues, the management of relationships with third parties, and potential additional expenses, any of which could have a harmful effect on our business, financial condition and results of operations.

  Our failure to manage growth of operations may adversely affect us.

     We must plan and manage effectively in order to successfully offer products and services and implement our business plan in a rapidly evolving market. We continue to increase the scope of our operations domestically and internationally and have grown our headcount substantially. For example, at January 1, 1996, we had a total of 35 employees and at December 31, 1999 we had a total of 975 employees. We may further expand domestically or internationally through internal growth or through acquisitions of related companies and technologies. This growth will continue to place a significant strain on our management systems and resources.

     For us to effectively manage our growth, we must continue to enact the following measures:

     - improve our operational, financial and management controls;

     - improve our reporting systems and procedures;

     - install new management and information control systems;

     - expand, train and motivate our workforce.

     In particular, we are currently migrating our existing accounting software to a packaged application that will allow greater flexibility in reporting and tracking results. If we fail to install this accounting and forecasting software in an efficient and timely manner or if the new systems fail to adequately support our levels of operations, then we could incur substantial additional expenses to remedy such failure.

  Our operating results are substantially dependent on our suite of e-Business and EAI products.

     A substantial majority of our revenues come from the NEON e-Business and EAI suite of products and related services, and we expect this pattern to continue. Accordingly, our future operating results will depend on the demand for our suite of e-Business and EAI products and related services by future customers, including new and enhanced releases that are subsequently introduced. There can be no assurance that the market will continue to demand our current products or that we will be successful in marketing any new or enhanced products. If our competitors release new products that are superior to our products in performance or price, demand for our products may decline. A decline in demand for NEON as a result of competition, technological change or other factors would have a harmful effect on our business, financial condition and results of operations.

  Failure to add customers or expand into new markets may be harmful to our business.

     A significant portion of our revenue has come from a small number of large purchasers. For example, in 1999 our top ten customers accounted for 38% of total revenues. In 1999, Industrial Bank of Japan accounted for approximately 7% of our total revenues. Historically, our revenues have been derived primarily from sales to large banks and financial institutions. Sales to large banks and financial institutions accounted for 32% of total revenues in 1999 and approximately 57% of total revenues in 1998. These customers or other customers may not continue to purchase our products. Our failure to add new customers that make significant purchases of our products and services would have a harmful effect on our business, financial condition and results of operations.

     While we have developed experience marketing our products to financial institutions, we have less experience with other vertical market segments. New market segments that we are currently targeting are likely to have significantly different characteristics than the financial institutions segment. As a result, we may change our pricing structures, sales methods, sales personnel, consulting services and customer support. We may not be successful in selling our products and services to the additional segments targeted. Our inability to expand sales of our products and services into these additional markets would have a harmful effect on our business, financial condition and results of operations.

  Our growth is dependent upon the successful development of our direct and indirect sales channels.

     We sell our products primarily through our direct sales force and we support our customers with our internal technical and customer support staff. We will continue to rely on our ability to recruit and train additional sales people and qualified technical support personnel. Our ability to achieve significant revenue growth in the future will greatly depend on our ability to recruit and train sufficient technical, customer and direct sales personnel, particularly additional sales personnel focusing on the new vertical market segments that we target. We have in the past and may in the future experience difficulty in recruiting qualified sales, technical and support personnel. Our inability to rapidly and effectively expand our direct sales force and our technical and support staff could harm our business, financial condition and results of operations.

     We believe that future growth also will depend on developing and maintaining successful strategic relationships with distributors, resellers, and systems integrators. Our strategy is to continue to increase the proportion of customers served through these indirect channels. We are currently investing, and plan to continue to invest, significant resources to develop these indirect channels. This could harm our operating results if these efforts do not generate license and service revenues necessary to offset such investment. Also, our inability to recruit and retain qualified distributors, resellers and systems integrators could harm our results of operations. Another risk is that because lower unit prices are typically charged on sales made through indirect channels, increased indirect sales could harm our average selling prices and result in lower gross margins.

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

     Our success and ability to compete is dependent in part upon our proprietary technology. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have three patents and one patent application pending. Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of certain foreign countries do not protect our rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, there can be no assurance that we will be able to protect our proprietary rights against unauthorized third-party copying or use. Any infringement of our proprietary rights could materially adversely affect our future operating results. Furthermore, policing the unauthorized use of our products is difficult and litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our future operating results.

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

     Our success depends on the continued service of our key technical, sales and senior management personnel. None of these persons are bound by an employment agreement. The loss of any of our senior management or other key research, development, sales and marketing personnel, particularly if lost to competitors, could have a harmful effect on our future operating results. In particular George F. (Rick) Adam, our Chief Executive Officer, would be difficult to replace. Our future success will depend in large part upon our ability to attract, retain and motivate highly skilled employees. We face significant competition for individuals with the skills required to perform the services we offer. We cannot assure that we will be able to retain sufficient numbers of these highly skilled employees. Because of the complexity of the e-Business and EAI software and Internet integration markets, we have in the past experienced a significant time lag between the date on which technical and sales personnel are hired and the time at which such persons become fully productive, and we expect this pattern to continue.

  Intellectual property claims can be costly and result in the loss of significant rights.

     It is also possible that third parties will claim that we have infringed their current or future products. We expect that e-Business and EAI software developers will increasingly be subject to infringement claims as the number of products in different industry segments overlap. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements, any of which could have a harmful effect upon our operating results. There can also be no assurance that such royalty or licensing agreements, if required, would be available on terms acceptable to us, if at all. There can be no assurance that legal action claiming patent infringement will not be commenced against us, or that we would prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. In the event a patent claim against us was successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, our business, financial condition and results of operations would be harmed.

  Global economic uncertainty may affect the capital expenditures of our customers.

     The e-Business and EAI software and Internet integration markets could be negatively impacted by certain generic factors, including global economic difficulties and uncertainty, reductions in capital expenditures by large customers, and increasing competition. These factors could in turn give rise to longer sales cycles, deferral or delay of customer purchasing decisions, and increased price competition. The presence of such factors in the e-Business and EAI software market could harm our operating results.

  Adoption of the Euro presents uncertainties for our company.

     In the first part of 1999, the new "Euro" currency was introduced in certain European countries that are part of the European Monetary Union, or EMU. By 2002, all EMU countries are expected to be operating with the Euro as their single currency. A significant amount of uncertainty exists as to the effect the Euro will have on the marketplace generally and, additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the Euro currency. We are currently assessing the effect the introduction of the Euro will have on our internal accounting systems and the sales of our products. We are not aware of any material operational issues or costs associated with preparing our internal systems for the Euro. However, we do utilize third party vendor equipment and software products that may or may not be EMU compliant. Although we are currently taking steps to address the impact, if any, of EMU compliance for such third party products, the failure of any critical components to operate properly post-Euro could have a harmful effect on the business, financial condition and results of operations of our Company or require us to incur expenses to remedy such problems.

ITEM 2. PROPERTIES.

     We lease facilities located in Englewood, Colorado, which provide for approximately 40,000 square feet of office space and contain our principal executive, administrative, engineering, sales, marketing, customer support and research and development functions. This lease expires in August 2009. We also lease approximately 18,000 square feet of office space in a building in Manhattan, New York, approximately 13,000 square feet of office space in London, England, approximately 57,000 square feet of office space in Pacheco, California, approximately 17,000 square feet in Alpharetta, Georgia, approximately 29,000 square feet of office space in Danvers, Massachusetts, approximately 13,500 square feet of office space in Fraunfield, Switzerland, approximately 900 square feet of office space in Paris, France, approximately 2,800 square feet of office space in Hong Kong, approximately 2,400 square feet of office space in Singapore, approximately 2,200 square feet of office space in Kuala Lumpur, Malaysia, approximately 200 square feet of office space in Tokyo, Japan, approximately 150 square feet of office space in Frankfurt, Germany, and approximately 500 square feet of office space in Sydney, Australia. We have leased approximately 30,000 additional square feet in Englewood, Colorado, which we expect to occupy in mid-2000. We believe that our existing facilities, together with such additional space we have committed to lease, will be adequate for the next 12 months and that sufficient additional space will be available as needed thereafter.

     In addition, we maintain secure Web servers which contain our and our customers' confidential information. Our operations are dependent in part upon our ability to protect our internal network infrastructure against damage from physical break-ins, natural disasters, operational disruptions and other events. Physical break-ins could result in the theft or loss of our and our customers' confidential or critical business information. Any such break-in or damage or failure that causes interruptions in our operations could harm our business, financial condition and results of operations.

ITEM 3. LEGAL PROCEEDINGS.

     The Company has been named as a defendant in a number of class action lawsuits alleging violation of the federal securities laws. Certain executive officers of the Company also are named as defendants. These lawsuits were filed in federal court in Colorado in July and August 1999. Most of the complaints in these lawsuits assert claims on behalf of purchasers of the Company's securities between April 21, 1999 and July 6, 1999. A few of the complaints assert claims on behalf of purchasers between October 29, 1998 and July 7, 1999. These lawsuits have been consolidated into a single class action. The complaints allege that the Company and the other defendants made material misrepresentations and omissions regarding the Company's business and prospects, causing harm to purchasers of the Company's securities. The complaints do not specify the amount of damages sought. These cases are in the early stages and the Company has not yet formally responded to the complaints.

The Company believes this class action lawsuit is without merit. The Company intends to deny all material allegations and to defend itself vigorously. An adverse judgment or settlement in this lawsuit could have a material adverse effect on the Company's financial condition or results of operations. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF REGISTRANT

     Our executive officers and their ages as of March 1, 2000 are as follows:

NAME                                    AGE                POSITION(S)
----                                    ---                -----------
George F. (Rick) Adam, Jr. ...........  53    Chairman of the Board and Chief
                                              Executive Officer
Patrick J. Fortune....................  52    President and Chief Operating Officer
Stephen E. Webb.......................  51    Senior Vice President, Chief Financial
                                              Officer
Robert I. Theis.......................  38    Executive Vice President, Chief
                                              Marketing Officer
Frederick T. Horn.....................  46    Senior Vice President, President
                                              Commercial Business Unit
Leonard M. Goldstein..................  52    Senior Vice President, Chief
                                              Administrative and Legal Officer and
                                                Secretary
Peter Hoversten.......................  44    Senior Vice President, Product
                                              Strategy
Michael T. Donaldson..................  41    Senior Vice President, Worldwide
                                              Marketing
Harold A. Piskiel.....................  53    Director
Steven Lazarus........................  68    Director
Mark L. Gordon........................  49    Director
Elisabeth W. Ireland..................  42    Director
Joseph E. Kasputys....................  63    Director
Mel Bergstein.........................  57    Director

     Mr. Adam has served as Chairman of the Board, Chief Executive Officer, President and a Director of the Company since founding the Company in June 1993. From 1987 to 1993, Mr. Adam was General Partner of Goldman, Sachs & Co. and served as the Chief Information Technology Officer. From 1980 to 1987, Mr. Adam was Chief Information Officer and Vice President of Personnel for Baxter Health Care Corporation. Mr. Adam received a B.S. degree from the U.S. Military Academy, West Point, New York.

     Dr. Fortune has served as a Director of the Company since February 1998 and President and Chief Operating Officer since January 1999. From October 1995 to December 1998, Dr. Fortune was Vice President, Information Technology and Chief Information Officer for Monsanto Company. From September 1994 to September 1995, Dr. Fortune served as President and Chief Operating Officer of Coram Healthcare Corporation in Colorado. From December 1991 to August 1994, Dr. Fortune was Vice President, Information Management at Bristol-Myers Squibb. Dr. Fortune holds a B.A. degree from the University of Wisconsin, an M.B.A. from Northwestern University and a Ph.D. in physical chemistry from the University of Wisconsin.

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

     Mr. Theis has served as Executive Vice President and Chief Marketing Officer since October 1996. Prior to joining the Company, Mr. Theis served as Managing Director of the Worldwide Financial Services Industry Group of Sun Microsystems, Inc. from April 1986 to October 1996. Prior to joining Sun Microsystems, Mr. Theis served as the workstation program manager for Silicon Graphics. Mr. Theis received a B.S. degree from the University of Pittsburgh, Pennsylvania.

     Mr. Horn has served as President of the Commercial Business Unit and Senior Vice President of Product Development and Client Services since joining the Company in July 1996. From January 1994 to July 1996, Mr. Horn was a partner with Ernst & Young, LLP in the Management Consulting Group, where he specialized in financial industry consulting. From February 1992 through December 1993, Mr. Horn served as a Managing Director of SHL Systemhouse, a software services firm. Prior to joining SHL Systemhouse, Mr. Horn served as a Vice President of Goldman, Sachs & Co. Mr. Horn received his B.A. degree from Northwestern University.

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

     Mr. Piskiel served as Executive Vice President, Chief Technology Officer and a Director of the Company from March 1995 until the first quarter of 2000, when he resigned his position to form a separate corporation to further his interest in developing advanced technology for NEON. A close business relationship will continue and Mr. Piskiel will remain a Director of the Company. From 1993 to 1995, Mr. Piskiel served as Vice President of Data Distribution for Merrill Lynch & Co. From 1984 to 1993, Mr. Piskiel served as Vice President of Data Administration and Distribution Architecture at Goldman, Sachs & Co. Mr. Piskiel holds a B.A. degree from Long Island University.

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

     Mr. Kasputys has served as a Director of the Company since July 1998. Mr. Kasputys has served as Chairman, President and Chief Executive Officer of Primark Corporation. He currently serves as a Director of Lifeline Systems. Mr. Kasputys holds a B.A. degree from Brooklyn College and masters and doctorate degrees in business administration from the Harvard Graduate School of Business where he was a Baker Scholar and a Warren G. Harding Aerospace Fellow.

     Mr. Bergstein has served as a Director of the Company since August 1999. Since 1994, Mr. Bergstein has been Chairman of the Board and Chief Executive Officer of Diamond Technology Partners. From 1977 to 1989, Mr. Bergstein was a partner with Andersen Consulting. Mr. Bergstein holds a B.S. degree in Economics from the Wharton School of the University of Pennsylvania.

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

                                                               HIGH     LOW
                                                              ------   ------
1998
  First Quarter.............................................  $12.44   $ 4.75
  Second Quarter............................................  $16.50   $11.50
  Third Quarter.............................................  $23.44   $14.31
  Fourth Quarter............................................  $45.19   $14.06
1999
  First Quarter.............................................  $74.75   $41.50
  Second Quarter............................................  $73.38   $34.94
  Third Quarter.............................................  $44.06   $13.00
  Fourth Quarter............................................  $59.00   $20.50

     As of March 1, 2000, there were 644 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never declared or paid any cash dividends on our common stock. Because we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the foreseeable future.

     In connection with our acquisition of MSB Consultants Limited ("MSB"), an additional 53,908 unregistered shares, valued at $1.8 million, were issued to the former shareholders of MSB in August and October 1999 upon the attainment of certain performance criteria. The shares were issued pursuant to an exemption from registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act. The stockholders of MSB had access to all relevant information regarding NEON necessary to evaluate the investment and each stockholder represented that the shares were being acquired for investment intent.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

                                                  YEARS ENDED DECEMBER 31,
                              -----------------------------------------------------------------
                                1999(1)       1998(1)       1997(1)        1996         1995
                              -----------   -----------   -----------   ----------   ----------
                                              (IN THOUSANDS, EXCEPT SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Revenues:
  Software licenses........   $    59,564   $    40,976   $    15,970   $    3,383   $       --
  Software maintenance.....        16,178         4,912           755           24           --
  Professional services....        50,482        19,926         5,921        3,738        1,271
                              -----------   -----------   -----------   ----------   ----------
Total revenues.............       126,224        65,814        22,646        7,145        1,271
Cost of revenues...........        40,301        14,607         5,343        3,328          751
                              -----------   -----------   -----------   ----------   ----------
Gross profit...............        85,923        51,207        17,303        3,817          520
Loss from operations.......       (71,426)      (12,521)       (4,251)      (5,733)      (1,490)
Net loss...................   $   (46,312)  $    (8,499)  $    (3,507)  $   (5,672)  $   (1,503)
                              ===========   ===========   ===========   ==========   ==========
Net loss per common share,
  basic and diluted........   $     (1.44)  $     (0.38)  $     (0.32)  $    (2.10)  $    (0.57)
                              ===========   ===========   ===========   ==========   ==========
Weighted average shares of
  common stock
  outstanding(2)...........    32,247,552    22,277,472    10,958,302    2,706,552    2,617,994
CONSOLIDATED BALANCE SHEET
  DATA:
Cash, cash equivalents,
  short-term and long-term
  investments..............   $    94,815   $   196,091   $    22,724   $    3,387   $    1,135
Working capital............        86,368       195,856        25,928        2,586        1,557
          Total assets.....       359,520       298,678        40,229        7,073        2,209
Long-term obligations......            --            --            --          442          318
Stockholders' equity.......       320,641       275,615        34,731        3,515        1,591
Cash dividends declared per
  common share.............            --            --            --           --           --

---------------

(1) The 1999 net loss includes acquisition-related charges and restructuring charges of approximately $44.5 million and $7.5 million, respectively. Excluding these charges, related tax benefits and a nonrecurring adjustment to the deferred tax asset valuation allowance, our 1999 net loss is approximately $7.3 million, or $0.23 per share. The 1998 net loss includes acquisition-related charges of $19.4 million. Excluding these charges and related estimated tax benefits, we generated net income of approximately $9.5 million, or $0.38 per share based on 25,472,383 diluted weighted average shares outstanding. Exclusive of 1997 acquisition-related charges of $2.7 million for in-process research and development and amortization of acquired intangibles, our net loss was $841,000, or $0.08 per share.

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

     The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to total revenues:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              1999   1998   1997
                                                              ----   ----   ----
Revenues:
  Software licenses.........................................   47%    62%    71%
  Software maintenance......................................   13%     8%    --
  Professional services.....................................   40%    30%    29%
                                                              ---    ---    ---
          Total revenues....................................  100%   100%   100%
Cost of revenues:
  Cost of software licenses*................................    2%     4%     6%
  Cost of services and maintenance*.........................   60%    52%    67%
                                                              ---    ---    ---
          Total cost of revenues............................   32%    22%    24%
Operating expenses:
  Sales and marketing.......................................   44%    33%    39%
  Research and development..................................   28%    24%    34%
  General and administrative................................   12%    10%    10%
  Restructuring costs.......................................    6%    --     --
  Acquisition-related charges and amortization..............   35%    30%    12%
                                                              ---    ---    ---
          Total operating expenses..........................  125%    97%    95%
                                                              ---    ---    ---
Loss from operations........................................  (57)%  (19)%  (19)%
Other income, net...........................................    6%     4%     3%
                                                              ---    ---    ---
Loss before provision for income taxes......................  (51)%  (15)%  (16)%
Income tax benefit..........................................   14%     2%    --
                                                              ---    ---    ---
Net loss....................................................  (37)%  (13)%  (16)%
                                                              ===    ===    ===
Net income (loss), excluding acquisition-related and
  restructuring charges as adjusted for their respective tax
  effects...................................................   (6)%   14%    (4)%
                                                              ===    ===    ===

---------------

* As a percentage of software licenses and professional services and software maintenance revenues, respectively.

OVERVIEW

     We began operations in January 1994 to develop, market and support enterprise software for application integration. In 1994 and 1995, our company was in the development stage and was principally focused on product development and assembling its management team and infrastructure. Software license revenues were not significant until the commercial release of our NEONet software in January 1996. Since such time, a substantial portion of our revenues has been attributable to licenses of NEONet and related services. In November 1996, we commenced shipment to customers of Release 3.0 of NEONet, which provided additional capabilities for effective enterprise-wide application integration. In December 1997, we entered into a license agreement with IBM for the joint development of a product designed to integrate IBM's MQSeries product with certain of our products. Under the terms of the agreement, both NEON and IBM began selling the resulting MQIntegrator or MQSeries Integrator products.

     In June 1997, we completed our initial public offering and issued 6,348,000 shares of common stock, and received net proceeds of approximately $34.3 million. In May and December 1998, we completed follow-on offerings and issued 4,757,000 and 4,780,000 shares of our common stock, respectively, and received net proceeds of approximately $50.6 million and $153.7 million, respectively.

RECENT ACQUISITIONS

     In June 1999, we acquired all of the outstanding capital stock of Microscript, Inc. ("Microscript") for an aggregate purchase price of $33.1 million, of which $8.7 million was paid or payable in cash and approximately $19.0 million was paid through the issuance of 423,700 shares of common stock. An additional 22,255 shares of common stock valued at $1.0 million was issued to the shareholders of Microscript upon the completion of the Microscript audited financial statements for the year ended December 31, 1998. In July 1999, we agreed with the former equityholders of Microscript to provide additional cash consideration valued at approximately $16.6 million to more closely reflect the value agreed upon in the original purchase negotiations. Microscript is a supplier of application integration software on the Windows NT platform.

     Also in June 1999, we acquired all of the outstanding capital stock of Convoy Corporation ("Convoy") for an aggregate purchase price of approximately $42.8 million, payable through the issuance of 807,115 shares of common stock. In August 1999, we agreed with the former equityholders of Convoy to provide additional consideration valued at approximately $8.3 million payable through the issuance of 618,225 additional shares of common stock to more closely reflect the value agreed upon in the original purchase negotiations.

     In May 1999, we acquired all of the outstanding capital stock of SLI International AG ("SLI") for an aggregate consideration of $22.7 million, of which $16.5 million was paid in cash and $5.5 million was paid with 138,452 shares of the Company's common stock. In addition, up to 75,519 additional shares of the Company's common stock may be issued to the shareholders of SLI upon the achievement of certain performance targets. SLI is a worldwide provider of SAP R/3 software implementation, training support and other related change-management services.

     In April 1999, we acquired all of the outstanding capital stock of VIE Systems, Inc. ("VIE") for an aggregate consideration of $12.0 million in cash. In addition, up to $3.0 million of cash may be paid to the shareholders of VIE upon the achievement of certain performance targets. Assets acquired by the Company included VIE's products, including its Copernicus EAI product and formatter patent. VIE is a provider of EAI software with a strong presence in travel, transportation, financial services, and retail markets.

     In February 1999, we acquired all of the outstanding capital stock of D&M
(Asia) Ltd. and Database & Management (S) Pte. Ltd. (collectively "D&M"), a professional integration service provider on the Pacific Rim, for an aggregate consideration of approximately $6.0 million, $3.0 million in cash and approximately $3.0 million through the issuance of 48,940 shares of common stock.

     All of these acquisitions were accounted for under the purchase method of accounting.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

  Revenues

     Our revenues increased from $22.6 million in 1997 to $65.8 million in 1998, primarily reflecting growth in software licenses sold to new customers and an increase in sales as a result of our international expansion. Revenues increased from $65.8 million in 1998 to $126.2 million in 1999, resulting primarily from increased professional services and maintenance revenues associated with the expansion of our professional services organization through both internal growth and acquisitions, as well as continued growth in software licenses sold.

     Software license revenue grew from $16.0 million in 1997 to $41.0 million, or 62% of total revenues, in 1998 and to $59.6 million, or 47% of total revenues, in 1999. The increase in software license revenue reflected an increase in market awareness and acceptance of our products, expansion of international sales resources, the continued growth of an installed base of accounts to serve as references for new customers, repeat business by existing customers, and expanded functionality of the NEONet suite of products. Our royalties from sales of MQIntegrator and MQSeries Integrator by IBM were between 10% and 20% of software license revenue in 1999 and 1998. This royalty income increased in absolute dollars in 1999 compared with 1998, even though NEON's 1999 revenue excluded royalties earned on fourth-quarter 1999 IBM sales of the MQIntegrator and MQSeries Integrator products. This one-quarter lag in the recording of IBM royalty revenue was necessary to accommodate

IBM's royalty reporting schedule, which could no longer support current-quarter royalty reporting. In the second quarter of 1999, we began selling the MQSeries Integrator product through an IBM reseller arrangement known as Passport Advantage. In accordance with Staff Accounting Bulletin No. 101, only the net reseller margin is recorded as license revenue. Although NEON earns royalty revenue for these sales, it is recognized on a one-quarter lag as noted above. We expect that future software license revenue will include the NEON e-Biz platforms and applications, and new products both internally developed and acquired.

     Software maintenance revenue grew from $755,000 or less than 1% of total revenues in 1997, to $4.9 million or 8% of total revenues in 1998, to $16.2 million or 13% of total revenues in 1999. The increase in maintenance revenue is due primarily to maintenance sales to new customers and maintenance renewals on license contracts historically sold by companies acquired by NEON during 1997 through 1999, most notably CAI.

     Professional services revenue grew from $5.9 million or 29% of total revenues in 1997, to $19.9 million or 30% of total revenues in 1998, to $50.5 million or 40% of total revenues in 1999. The growth from 1998 to 1999 was due primarily to the acquisition of two professional service organizations (SLI and D&M) in the first half of 1999. The growth from 1997 to 1998 reflected service engagements associated with the growing sales of the NEONet product.

     In 1997, 1998 and 1999, our top ten customers accounted for 56%, 38% and 38% of total revenues, respectively. For the years ended December 31, 1997, 1998 and 1999, our largest customer accounted for 14%, 10% and 7% of total revenues, respectively. To date, a significant portion of our revenues has been derived from sales to large banks and financial institutions. For the years ended December 31, 1997, 1998 and 1999, sales to banks and financial institutions accounted for 72%, 57% and 32% of total revenues, respectively.

COST OF REVENUES

     Cost of revenues consists of costs of software licenses and costs of services and maintenance. As a percentage of total revenues, total cost of revenues declined from 24% in 1997, to 22% in 1998, and then increased to 32% in 1999. The decline from 1997 to 1998 resulted primarily from improved service margins. Cost of revenues increased in both absolute dollars and as a percentage of revenue in 1999, due primarily to the increase in percentage of professional services revenue to total revenues.

     Cost of software licenses consists primarily of royalty payments and costs of producing CD's and packaging. In the fourth quarter of 1997, we met the cumulative $1.9 million royalty requirement to Merrill Lynch & Co. for NEON's sale of the NEONet product. With the roll-out of the jointly-developed MQIntegrator and MQSeries Integrator products, we became obligated to pay royalties to IBM for sales of these products made by our direct sales force. During 1999, this royalty obligation was not material as most sales of MQSeries Integrator and MQIntegrator had been made by IBM or an IBM distributor.

     Cost of services and maintenance consists primarily of personnel, facility, and systems costs incurred in providing professional services consulting, training, and customer support services. As a percent of services and maintenance revenues, cost of services and maintenance was 67%, 52% and 60% in 1997, 1998 and 1999, respectively. The higher percentage cost in 1997 and 1999 reflected the use, at higher cost, of subcontract labor on certain engagements. In the third quarter of 1999, management reevaluated the current use of contract labor and replaced it with employee labor wherever possible. We may continue to use subcontractors for the delivery of professional services from time to time.

OPERATING EXPENSES

  Sales and Marketing

     Sales and marketing expenses consist of salaries for sales and marketing personnel, commissions, travel and entertainment, and promotional expenses. Sales and marketing expenses were $8.8 million, $21.9 million and $54.9 million, representing 39%, 33% and 43% of total revenues, respectively, in 1997, 1998 and 1999. These increases were due primarily to our expansion of overall sales and marketing resources and infrastructure, including international expansion in 1997. Our commissioned sales force grew from 25 in 1997, to 54 in 1998 and to 76 in 1999. In addition, we continued to expand the sales team responsible for supporting indirect channel sales. We expect to continue to expand the direct sales force and professional marketing staff, further increase our international presence, and continue to develop our indirect sales channels and increase promotional activity. Accordingly, we expect sales and marketing expense to continue to grow in absolute dollars.

  Research and Development

     Research and development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries, consultant costs and benefits. We have not capitalized software development costs and have expensed all of these costs as incurred in accordance with Statement of Financial Accounting Standards No. 86. Research and development expenses were $7.7 million, $15.8 million, and $34.9 million, representing 34%, 24% and 28% of total revenues in 1997, 1998 and 1999, respectively. The increase in research and development expenses is primarily attributable to hiring additional technical personnel engaged in software development activities. Our research and development staff grew from 96 in 1997, to 208 in 1998 and 259 in 1999. We currently anticipate that research and development expenses may continue to increase in absolute dollars as we continue to commit substantial resources to new product development.

  General and Administrative

     General and administrative expenses consist primarily of salaries and related costs, outside professional fees, and software and equipment costs associated with the finance, legal, human resources, and administrative functions. General and administrative expenses were $2.3 million, $6.6 million and $15.6 million, representing 10%, 10% and 12% of total revenues, respectively, in 1997, 1998 and 1999, respectively. General and administrative expenses grew in absolute dollars as we added personnel to all administrative areas. We expect general and administrative expenses to continue to grow in absolute dollars from expected increases in personnel, implementation of additional management information systems associated with our business growth, and continuation of our international expansion.

  Restructuring Costs

     Management and the board of directors approved a restructuring plan in July 1999 to consolidate duplicate facilities and eliminate redundant positions created by recent acquisitions.

     The restructuring charge in 1999 of $7.4 million includes $3.3 million of employee separation benefits related to the termination of approximately 150 employees worldwide. The separations have affected all business functions, job classifications and geographic areas with most of the reductions in North America and Europe. The charge also includes approximately $4.1 million of costs for closing and consolidation of office space primarily in North America and Europe. The restructuring efforts are expected to be complete by June 2000.

  Acquisition-related Charges

     In July and August 1999, we agreed with the former equityholders of Microscript and Convoy, respectively, to provide additional consideration to more closely reflect the value agreed upon in the original purchase negotiations. Accordingly, approximately $16.6 million in cash was paid to the former equityholders of Microscript and 618,225 shares of our common stock valued at $8.3 million was issued to the former Convoy equityholders. These acquisition charges were reflected in our financial statements for the third quarter of 1999 as a one-time charge to net income.

     Based on independent appraisals of net assets acquired, $13.9 million and $3.7 million were allocated to in-process research and development and charged to expense in 1998 for the CAI and MSB acquisitions, respectively. In 1997, $2.6 million was allocated to in-process research and development projects and was charged to operations in connection with the acquisition of Menhir in September 1997. Also in connection with these acquisitions, we allocated approximately $7.0 million to marketable software products acquired which is being amortized over periods of three to five years, and approximately $45.9 million to goodwill which is being amortized over periods of seven to ten years. Amortization expense of approximately $66,000, $1.8 million and

$19.4 million was recorded in 1997, 1998 and 1999, respectively. See "In-Process Research and Development Costs" below.

  Other Income, Net

     Other income, net includes interest income earned on cash, cash equivalents, short-term and long-term marketable securities, notes receivable -- related party, interest expense, foreign currency gains and losses, and other nonoperating income and expenses. We recorded net other income of $7.1 million in 1999. This compares to net other income of $2.7 million in 1998 and $745,000 in 1997. The increase in net other income from 1997 to 1998 and again from 1998 to 1999 resulted primarily from the interest earned on cash invested from the proceeds of our public offering in June 1997 and our follow-on offerings in May and December 1998. During 1999, we funded a short-term construction loan to Greenwood Plaza Partners, LLP for approximately $19.7 million toward construction of two buildings and a parking structure. For 1999, we recorded $684,000 of interest income earned on this note. We anticipate interest income will decline in future periods as cash balances may be used to fund potential future acquisitions and our ongoing operations.

  Income Tax Benefit

     We reported no income tax expense in 1997. We recognized income tax benefits of $1.3 million in 1998 and $18.0 million in 1999. The benefit for 1999 was approximately 28.0% of our pretax loss from operations. The effective rate varied from the statutory rate principally because of non-deductible charges and amortization related to business acquisitions. Our deferred tax assets at December 31, 1997 of $3.4 million were fully offset by a valuation allowance. During 1998 our deferred tax assets increased by $5.6 million to approximately $9.0 million primarily due to intangibles we acquired from CAI that were expensed, but which we amortize over 15 years for tax purposes, and additions to our tax credit carryovers. We concluded in 1998 that it was more likely than not that we would recognize $5.0 million of our deferred tax assets, and we adjusted the valuation allowance to $4.0 million.

     During 1999 our deferred tax assets, net of deferred tax liabilities, increased by approximately $10.6 million to $19.6 million. The increase was primarily from operating loss carryforwards, including tax deductions arising from the exercise of stock options, shorter amortization lives for purchased intangible than allowed for tax purposes, acquired operating loss carryovers, and increased tax credit carryforwards. Deferred tax liabilities of approximately $14.5 million were also recognized for purchased intangibles, other than goodwill, that have no tax basis.

     We increased the valuation allowance against our deferred tax assets from $4.0 million at December 31, 1998, to approximately $11.9 million. A portion of the valuation allowance, $2.7 million relates to tax loss carryforwards of purchased businesses. If these deferred tax assets are realized, the benefit will reduce goodwill arising from the Convoy and Microscript acquisitions. An additional portion of the allowance, $9.2 million relates to stock option compensation deductions included in our net operating loss carryforwards. If and when we determine to reverse that portion of the valuation allowance, the benefit will be added to paid-in capital, rather than being shown as a reduction of future income tax expense.

  Net Loss

     We reported a net loss of $46.3 million, or $1.44 per share, for the year ended December 31, 1999. The loss includes acquisition-related and restructuring charges of $44.5 million and $7.5 million, respectively. Excluding these charges, related tax benefits and a nonrecurring adjustment to the deferred tax asset valuation allowance, we generated a net loss of approximately $7.3 million, or $0.23 per share. Our net loss for 1998 was $8.5 million, or $0.38 per share. The loss includes acquisition-related charges of $19.4 million for in-process research and development and amortization of acquired intangibles. Excluding these charges and the related estimated tax benefit, we generated net income of approximately $9.5 million, or $0.38 per share, based on 25,472,383 diluted weighted average shares outstanding. Giving effect to expenses associated with the Menhir acquisition, the Company reported a net loss of $3.5 million, or $0.64 per share, in 1997. Excluding the $2.7 million charge for acquired in-process research and development and amortization of acquired intangibles, the net loss was approximately $841,000 or $0.08 per common share.

  Liquidity and Capital Resources

     As of December 31, 1999, our principal sources of liquidity consisted of $94.8 million of cash, cash equivalents, and short-term and long-term investments in marketable securities, compared with $196.1 million at December 31, 1998. This decrease was primarily due to cash paid for acquisitions, and cash used for operations, including acquisition-related charges and restructuring expenses. No amounts were outstanding under the line of credit during the years ended December 31, 1999 or 1998. We had working capital of $86.4 million and $195.9 million at December 31, 1999 and 1998, respectively. Included in determining such amounts are short-term deferred revenue and customer deposits of $13.6 million and $19.4 million for the years ended December 31, 1999 and 1998, respectively. The majority of short-term deferred revenue represents annual maintenance fees charged to customers, which is recognized ratably as revenue over the support service contract period.

     We used $35.9 million in cash for operating activities during the year ended December 31, 1999 compared to $1.5 million in cash during the year ended December 31, 1998. The decrease in operating cash flow was due primarily to the net loss from operations for the year ended December 31, 1999. As adjusted to eliminate the effect of noncash charges and benefits, this net loss was $13.6 million. Cash payments for acquisition charges of approximately $16.6 million and cash paid for restructuring charges of approximately $3.5 million had a significant impact on cash used for operations.

     Our accounts receivable, net, increased to $38.8 million at December 31, 1999 compared to $28.3 million at December 31, 1998. Of the $10.5 million increase in accounts receivable, net, $7.9 million of the increase was due to acquisitions which occurred in the first two quarters of 1999. As required by purchase accounting, our accounts receivable balance includes each of the acquired entity's respective accounts receivable balances while sales are included only from the effective date of the acquisition.

     We used $96.9 million in cash for investing activities for the year ended December 31, 1999 compared to $36.8 million for the year ended December 31, 1998. In both periods, one of the primary investing activities was the net purchase of short-term and long-term marketable securities. The increase from the prior year was primarily due to the investment of the remaining proceeds from follow-on offerings during the first two quarters of 1999. In the year ended December 31, 1999, we continued to invest cash in business combinations. The most significant cash outlays for acquisitions resulted from the VIE, SLI and Microscript acquisitions with net cash investments of $11.9 million, $16.2 million and $6.7 million, respectively. During both 1999 and 1998, we purchased furniture, fixtures and equipment necessary to support our expanding operations. During 1999, we funded approximately $19.7 million in a short-term construction loan to Greenwood Plaza Partners, LLP ("GPP") for construction of two buildings and a parking structure. GPP is principally owned by the Company's Chief Executive Officer and Chairman of the Board. During the third quarter of 1999, the Company began leasing the completed portion of the buildings from GPP for use as its principal corporate headquarters. We replaced an existing lender for the first phase of construction, and have committed to fund up to $31.4 million for one year at a floating interest rate of 90-day LIBOR plus 2.05%. During construction, GPP intends to obtain permanent financing from a third-party lender. The terms of the construction financing are consistent with those that were in place with GPP's previous lender and have been approved by our board of directors.

     Financing activities provided $7.9 million in cash during 1999 compared to $205.4 million during 1998. For the 1999 period, this cash was from exercises of common stock options and the Employee Stock Purchase Plan. In 1998, we received $208.0 million in net proceeds from our May and December 1998 follow-on offerings and $1.0 million in proceeds from the exercise of stock options, warrants and the Employee Stock Purchase Plan. In August 1999, the Company's Board of Directors authorized the repurchase of up to 10% of NEON's outstanding shares of common stock over a 12-month period. As of March 2000, we have repurchased 20,000 shares at a total cost of approximately $347,000. The Company may purchase additional shares from time to time on the open market.

     In July 1999, we agreed with the former equityholders of Microscript to pay additional purchase consideration to more closely reflect the purchase value agreed upon in the purchase negotiations. This required additional cash expenditures of $16.6 million in the third quarter of 1999.

     We believe our existing balances of cash, cash equivalents and short-term and long-term investments in marketable securities will be sufficient to meet our anticipated working capital and capital expenditure needs for at least the next 12 months. Thereafter, we may require additional sources of funds to continue to support our business. There can be no assurance that such capital, if needed, will be available or will be available on terms acceptable to us.

  Foreign Currency Risk

     We operate wholly owned subsidiaries located in England, France, Switzerland, Germany, Australia, Japan, Malaysia, Hong Kong and Singapore. Sales and expenses from these operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. The changes in foreign exchange rates may positively or negatively affect our sales, gross margins and retained earnings. We do not believe that reasonably possible near-term changes in exchange rates will result in a material effect on our future earnings, fair values or cash flows and, therefore, have chosen not to enter into foreign currency hedging instruments. There can be no assurance that this approach will be successful, especially in the event of a significant and sudden decline in the value of foreign exchange rates relative to the United States dollar. See
Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."

  Recently Issued Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"). SFAS 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Data of FASB Statement No. 133" ("SFAS 137") was issued. SFAS 137 deferred the effective date until fiscal years beginning after June 15, 2000. We have not engaged in hedging activities or invested in derivative instruments.

  Year 2000 Readiness

     Many currently installed computer systems and software products were coded to accept only two digit entries in the date code field. Beginning in the year 2000, these code fields needed to accept four digit entries to distinguish 21st century dates from 20th century dates, and the failure to do so could result in the loss of revenues.

     All of our hardware and software systems successfully transitioned to the year 2000. We have not experienced any significant problems as a result of Year 2000 Problems with our own systems or those of our vendors. However, the potential still exists for a noncompliant system, either within NEON or at a vendor, to malfunction due to the Year 2000 issue and cause a disruption to our business. Due to the uncertain nature of this issue, we can not determine at this time whether the consequences of Year 2000 failures will have a material impact on our results of operations and financial condition. We believe that, with the successful transition to the year 2000, the possibility of significant interruptions of normal operations should be minimal.

  In-Process Research and Development

     During 1998, we acquired Century Analysis, Inc. ("CAI"), and MSB Consultants ("MSB"). We continued to incur research and development expenses in 1999 on in-process research and development ("IPR&D") projects acquired from these two companies. Detailed descriptions of these projects were included in our 10-K for the year ended December 31, 1998; specific activities for 1999 follow.

     As of the date of the CAI acquisition, CAI had invested $4.9 million in the IPR&D identified in our 10-K. We estimated an additional $4.2 million would be required over the 12 to 18 months following the acquisition to develop the products to commercial viability.

     We have continued to invest additional R&D dollars in the acquired IPR&D projects. In 1999, we expended approximately one-hundred-ninety man-months on the acquired CAI projects in total. We are contemplating various strategies with respect to the continued development of the IPR&D projects. Significant achievements have been accomplished as of the valuation date on the IPR&D projects, such as the development of frameworks for design and coding, and construction of the various codes and surrounding architectures. We continue to make progress in these areas, among others.

     On December 31, 1998, we projected the remaining costs required to complete the next generation Impact/ TDM project would be approximately $1.7 million, should this project be completed as anticipated on the acquisition date. In 1999, we spent approximately $850,000 toward the further development of Impact/TDM. The next-generation Impact/TDM project has been incorporated into our NEON Common Architecture R&D strategy, and the continued development and remaining costs for completion are being incorporated into this global architecture strategy. We estimate the total cost for the Impact/TDM project within our global architecture to be approximately the same as initially projected.

     CAI had expended a total of approximately $3.1 million on component-related projects prior to the closing of its acquisition by NEON. For these projects to reach technological feasibility, additional efforts were projected to cost approximately $850,000. In 1999, NEON spent roughly $500,000 toward these component-related projects. Portions of CAI's component-related technology have been incorporated into NEON's products. Additional components will be further rolled into NEON product releases in the year 2000.

     CAI had expended approximately $1.1 million on Other Enterprise Technology Solutions as of September 1998. For these projects to reach technological feasibility, we projected that additional progress would need to be accomplished in a timely manner and would cost approximately $1.6 million. We continue to spend heavily on these projects and at this time, significant additional achievements have been made. Specifically, we spent roughly $450,000 towards the development of XML and CORBA technology in 1999. XML Technology was released in the third quarter of 1999 and further enhancements will be made into the first part of 2000. CORBA technology is being developed into a stand alone adapter product, which is currently scheduled to be released in Q1 2000.

     MSB was working on Price Server (with new capabilities), aRTe (designed for a Windows NT environment), and Quantum Leap on the date of acquisition. These projects are particularly complex due to the modular nature of MSB's products and technology. As of the date of acquisition, MSB had invested $3.1 million in the IPR&D identified above. We estimated an additional $850,000 would be required over the 18 to 24 months following the acquisition to develop the aforementioned products to commercial viability.

     We continued to invest R&D dollars in the acquired IPR&D projects during 1999. As of the end of 1999, all the projects are finished and have been fully incorporated into NEON's product development. The timeline and expectations for completion of these projects did not differ materially from what was anticipated at the time of the purchase and the projects were released as planned. The revenue and costs associated with these projects did not materially differ from the initial valuation.

     We believe the work performed as of the valuation date had encompassed many of the critical elements needed to complete the Price Server project. We estimated approximately $1,500,000 in development costs was incurred as of the acquisition date and approximately $220,000 was required to complete the remaining development tasks. We spent roughly $270,000 in 1999 on this project. The Pricing module for banking applications became available during the first half of 1999. The Price Server project is complete and has been incorporated into the NEON product infrastructure.

     In order to achieve milestones for the aRTe project, we estimate MSB had invested approximately $1,500,000 on this project as of June 1998. Remaining R&D expenditures were estimated to be approximately $230,000 in order to complete this project. We spent about $175,000 in 1999 on this project. aRTe's functionality was incorporated into a NEON product introduced in mid-1999.

     It was estimated $75,000 had been incurred as of the acquisition date for the Quantum Leap project and approximately $400,000 would be required to complete the product. We spent roughly $380,000 in 1999 on this project. The first version of this product was released in the fourth quarter of 1998, and further development efforts were made throughout 1999 to incorporate Quantum Leap technology into another product released in the second half of 1999.

     We do not break down revenues attributable specifically to CAI- and MSB-derived products. As products are offered both as a suite and as individual applications, NEON license fees are not necessarily application specific. However, we believe overall revenues generated to date concur with the assumptions used in the valuation analysis. Within the MSB product line, the product revenue we expect during 1999 from the products sold on a stand-alone version, as well as the product suite incorporating the technology, is substantially the same as initially forecasted in the valuation study. We believe the total forecast, for this product as well as the other CAI projects, remains substantially the same as in the valuation study over the remaining life of the products.

     We currently believe expenses associated with completing the purchased in-process research and development are consistent with the estimates used in the valuation. In addition, completion dates for the development projects discussed above remain consistent with projections used at the time of the acquisition and are consistent with the numbers presented in this analysis. The only change was that CORBA is scheduled to be released one quarter after our initial estimate. Research and development spending with respect to these offerings is expected to continue at a rate that is consistent with our overall research and development spending. We do not believe that the acquisitions resulted in any material changes in our profit margins or in selling, general and administrative expenses. We do not believe we achieved any material expense reductions or synergies as a result of the acquisition.

     The rates utilized to discount the net cash flows to their present value were consistent with the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects. Discount rates of 35% and 35% for CAI and 32% and 25% for MSB were deemed appropriate for the business enterprises and for the acquired completed in-process research and development, respectively. These discount rates were consistent with the acquired companies' various stages of development, the uncertainties in the economic estimates described above, the inherent uncertainty at the time of the acquisition surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, and the inherent uncertainties of the technological advances that were indeterminable at the time of the acquisition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     In the ordinary course of operations, our financial position and cash flows are subject to a variety of risks, which include market risks associated with changes in foreign currency exchange rates and movements in interest rates. We do not, in the normal course of business, use derivative financial instruments for trading or speculative purposes. Uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax, other regulatory or credit risks are not included in the following assessment of our market risks.

FOREIGN CURRENCY EXCHANGE RATES

     Operations outside of the U.S. expose us to foreign currency exchange rate changes and could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. During 1999, 34% of our total revenue was generated from our international operations, and the net assets of our foreign subsidiaries totaled 6% of consolidated net assets as of December 31, 1999. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the U.S. primarily through wholly owned subsidiaries in England, France, Switzerland, Australia, Germany, Japan, Malaysia, Hong Kong and Singapore. These foreign subsidiaries use local currencies as their functional currency, as sales are generated and expenses are incurred in such currencies. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct our operations as compared to the U.S. dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We do not believe that possible near-term changes in exchange rates will result in a material effect on our future earnings or cash flows and, therefore, have chosen not to enter into foreign currency hedging instruments. There can be no assurance that such approach will be successful, especially in the event of a sudden and significant decline in the value of the U.S. dollar relative to foreign currencies.

INTEREST RATES

     Our exposure to market risk associated with changes in interest rates relates primarily to our investments in marketable securities and our related-party note receivable. Our investments, including cash equivalents, consist of U.S., state and municipal bonds, as well as domestic corporate bonds, with maturities of greater than 12 months. All short-term investments are classified as available-for-sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and accordingly are carried at market value. Our short-term investment objectives are safety, liquidity and yield. Additionally, interest income on our related party receivable is based on a floating interest rate of 90-day LIBOR plus 2.05%. Changes in interest rates could impact our anticipated interest income or could impact the fair market value of our investments. However, we believe these changes in interest rates will not cause a material impact on our financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our financial statements and the report of the independent public accountants appear on pages 37 through 60 of this Report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information required by this item concerning the Company's directors is incorporated by reference to the information set forth in the sections entitled "Proposal No. 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1999 (the "2000 Proxy Statement"), except that the information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Registrant" at the end of Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled "Proposal No. 1: Election of Directors -- Compensation of Directors" and "Executive Officer Compensation" in the Company's 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Beneficial Share Ownership by Principal Stockholders and Management" in the Company's 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Transactions" in the Company's 2000 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     1. Consolidated Financial Statements. The following consolidated financial statements of the Registrant and subsidiaries are filed as part of this Report:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Independent Public Accountants....................    39
Consolidated Balance Sheets.................................    40
Consolidated Statements of Operations.......................    41
Consolidated Statements of Stockholders' Equity.............    42
Consolidated Statements of Cash Flows.......................    43
Notes to Consolidated Financial Statements..................    44

     2. Financial Statement Schedules.

     All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or rules thereto.

     3. Exhibits.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1           -- Share Purchase Agreement dated June 12, 1998 by and among
                           Registrant, MSB Consultants Limited and the shareholders
                           of MSB (which is incorporated herein by reference to
                           Exhibit 2 to the Registrant's Current Report on Form 8-K
                           filed June 26, 1998).
          2.2           -- Share Acquisition Agreement dated September 30, 1998 by and among Registrant and the shareholders of Century
                           Analysis Incorporated (which is incorporated herein by
                           reference to Exhibit 2.1 to the Registrant's Current
                           Report on Form 8-K filed October 14, 1998).
          3.1           -- Amended and Restated Certificate of Incorporation, as
                           amended through May 21, 1997 (which is incorporated herein by reference to Exhibit 3.4 to the Registrant's
                           Registration Statement on Form S-1, Registration No.
                           333-20189 ("Registrant's 1997 S-1")).
          3.2           -- Amended and Restated Bylaws of Registrant, as amended
                           through February 2, 1998 (which is incorporated by
                           reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
          3.3           -- Certificate of Determination of Rights, Preferences and
                           Privileges of Series A Preferred Stock (included in
                           Exhibit 4.1).
          4.1           -- Form of Registrant's Common Stock Certificate (which is incorporated herein by reference to Exhibit 4.1 to the
                           Registrant's 1997 S-1).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.2           -- Preferred Shares Right Agreement, dated as of August 5,
                           1998 between the Registrant and Bank Boston N.A.,
                           including the Certificate of Designator, the Form of
                           Rights Certificate and the Summary of Rights attached
                           thereto as Exhibits A, B and C, respectively (which is
                           incorporated herein by reference to Exhibit 1 to the
                           Registrant's Registration Statement on Form 8-K/A
                           Amendment No. 1 filed August 17, 1998).
         10.1*          -- Form of Indemnification Agreement entered into by
                           Registrant with each of its directors and executive
                           officers (which is incorporated herein by reference to
                           Exhibit 10.1 to the Registrant's 1997 S-1).
         10.2*          -- 1995 Stock Option Plan, (amended and restated as of
                           January 3, 1997) and related agreements (which is
                           incorporated herein by reference to Exhibit 10.2 to the
                           Registrant's 1997 S-1).
         10.3*          -- 1997 Director Option Plan and related agreements (which is incorporated herein by reference to Exhibit 10.3 to the
                           Registrant's 1997 S-1).
         10.4*          -- 1997 Employee Stock Purchase Plan and related agreements
                           (which is incorporated herein by reference to Exhibit 10.4 to the Registrant's 1997 S-1).
         10.5*          -- 1998 Nonstatutory Stock Option Plan and related
                           agreements (which is incorporated herein by reference to
                           Exhibit 10.5 to the Registrant's 1998 10-k).
         10.6           -- Warrant to Purchase Stock issued to Silicon Valley Bank dated April 12, 1996 (which is incorporated herein by
                           reference to Exhibit 10.5 to the Registrant's 1997 S-1).
         10.7           -- Registration Rights Agreement between the Registrant and certain parties named therein dated May 9, 1995 (which is
                           incorporated herein by reference to Exhibit 10.9 to the
                           Registrant's 1997 S-1).
         10.8           -- Amendment No. 1 to Registration Rights Agreement between the Registrant and certain parties named therein dated
                           September 20, 1995 (which is incorporated herein by
                           reference to Exhibit 10.10 to the Registrant's 1997 S-1).
         10.9           -- Amendment No. 2 to Registration Rights Agreement between the Registrant and certain parties named therein dated
                           June 3, 1996 (which is incorporated herein by reference to
                           Exhibit 10.11 to the Registrant's 199 7 S-1).
         10.10          -- Standard Commercial Lease between Greenwood Plaza
                           Partners, LLC and the Registrant dated July 22, 1999.
         23.1           -- Consent of Arthur Andersen LLP.
         24.1           -- Power of Attorney (which is included on page 36 herein).
         27             -- Financial Data Schedule.

---------------

* Indicates management compensatory plan, contract or arrangement.

     (b) Reports on Form 8-K.

          Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March 2000.

                                            NEW ERA OF NETWORKS, INC.

                                            By:      /s/ STEPHEN E. WEBB
                                             -----------------------------------
                                                      Stephen E. Webb,
                                                  Senior Vice President and
                                                   Chief Financial Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant on March 28, 2000 and in the capacities indicated:

                     SIGNATURE                                          TITLE
                     ---------                                          -----

           /s/ GEORGE F. (RICK) ADAM, JR.              Chairman of the Board and Chief Executive
-----------------------------------------------------    Officer and Director (principal executive
             George F. (Rick) Adam, Jr.                  officer)

               /s/ PATRICK J. FORTUNE                  President and Chief Operating Officer
-----------------------------------------------------
                 Patrick J. Fortune

                 /s/ STEPHEN E. WEBB                   Senior Vice President and Chief Financial
-----------------------------------------------------    Officer (principal financial officer)
                   Stephen E. Webb

                 /s/ LONNIE S. CLARK                   Director of Accounting and Financial Reporting
-----------------------------------------------------    (principal accounting officer)
                   Lonnie S. Clark

                 /s/ STEVEN LAZARUS                    Director
-----------------------------------------------------
                   Steven Lazarus

                 /s/ MARK L. GORDON                    Director
-----------------------------------------------------
                   Mark L. Gordon

                /s/ HAROLD A. PISKIEL                  Director
-----------------------------------------------------
                  Harold A. Piskiel

              /s/ ELISABETH W. IRELAND                 Director
-----------------------------------------------------
                Elisabeth W. Ireland

                     SIGNATURE                                          TITLE
                     ---------                                          -----

               /s/ JOSEPH E. KASPUTYS                  Director
-----------------------------------------------------
                 Joseph E. Kasputys

                  /s/ MEL BERGSTEIN                    Director
-----------------------------------------------------
                    Mel Bergstein

                           NEW ERA OF NETWORKS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   39
Consolidated Balance Sheets.................................   40
Consolidated Statements of Operations.......................   41
Consolidated Statements of Stockholders' Equity.............   42
Consolidated Statements of Cash Flows.......................   43
Notes to Consolidated Financial Statements..................   44

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To New Era of Networks, Inc.:

     We have audited the accompanying consolidated balance sheets of NEW ERA OF NETWORKS, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Era of Networks, Inc., as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Denver, Colorado,
January 26, 2000

                           NEW ERA OF NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 49,796,989   $174,173,008
  Short-term investments in marketable securities...........     7,682,786     10,658,577
  Accounts receivable, net of allowance for uncollectible
     accounts of $1,885,000 and $800,000, respectively......    38,796,513     28,310,275
  Unbilled revenue..........................................     3,251,144      3,124,536
  Prepaid expenses and other................................     5,827,503      2,356,324
  Note receivable, related party............................    19,666,135             --
  Deferred income taxes, net................................            --        147,300
                                                              ------------   ------------
          Total current assets..............................   125,021,070    218,770,020
                                                              ------------   ------------
Property and equipment:
  Computer equipment and software...........................    17,023,054      9,327,048
  Furniture, fixtures and equipment.........................     4,345,324      2,360,538
  Leasehold improvements....................................     3,273,280      1,569,125
                                                              ------------   ------------
                                                                24,641,658     13,256,711
  Less-accumulated depreciation.............................    (7,126,379)    (2,701,024)
                                                              ------------   ------------
  Property and equipment, net...............................    17,515,279     10,555,687
Long-term investments in marketable securities..............    37,335,205     11,259,810
Intangibles, net............................................   170,565,822     51,876,649
Deferred income taxes, net..................................     7,700,765      4,845,500
Other assets, net...........................................     1,382,354      1,370,283
                                                              ------------   ------------
          Total assets......................................  $359,520,495   $298,677,949
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  6,118,010   $  5,650,308
  Accrued liabilities.......................................    19,111,975      7,856,926
  Deferred revenue..........................................    13,570,715      9,406,637
                                                              ------------   ------------
          Total current liabilities.........................    38,800,700     22,913,871
Deferred revenue............................................        78,437        149,137
                                                              ------------   ------------
          Total liabilities.................................    38,879,137     23,063,008
                                                              ------------   ------------
Commitments and contingencies (Note 8)
Stockholders' equity (Note 6):
  Preferred stock, 2,000,000 shares authorized; none issued
     or outstanding at December 31, 1999....................            --             --
  Common stock, $.0001 par value, 200,000,000 shares
     authorized, 34,051,573 and 30,333,778 shares issued and
     outstanding as of December 31, 1999 and 1998,
     respectively...........................................         3,405          3,033
  Additional paid-in capital................................   389,199,732    295,570,769
  Treasury stock (20,000 shares of common stock, at cost)...      (347,375)            --
  Accumulated deficit.......................................   (66,329,148)   (20,016,790)
  Cumulative other comprehensive income (loss)..............    (1,885,256)        57,929
                                                              ------------   ------------
          Total stockholders' equity........................   320,641,358    275,614,941
                                                              ------------   ------------
          Total liabilities and stockholders' equity........  $359,520,495   $298,677,949
                                                              ============   ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                           NEW ERA OF NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                          1999           1998          1997
                                                      ------------   ------------   -----------
Revenues:
  Software licenses.................................  $ 59,564,445   $ 40,975,703   $15,969,840
  Software maintenance..............................    16,177,439      4,912,447       755,048
  Professional services.............................    50,482,268     19,925,923     5,920,554
                                                      ------------   ------------   -----------
          Total revenues............................   126,224,152     65,814,073    22,645,442
                                                      ------------   ------------   -----------
Cost of revenues:
  Cost of software licenses.........................     1,405,289      1,701,458       899,710
  Cost of services and maintenance..................    38,895,808     12,906,012     4,442,908
                                                      ------------   ------------   -----------
          Total cost of revenues....................    40,301,097     14,607,470     5,342,618
                                                      ------------   ------------   -----------
Gross profit........................................    85,923,055     51,206,603    17,302,824
                                                      ------------   ------------   -----------
Operating expenses:
  Sales and marketing...............................    54,861,589     21,941,568     8,823,830
  Research and development..........................    34,872,684     15,839,483     7,730,411
  General and administrative........................    15,620,060      6,571,100     2,334,185
  Acquisition charges...............................    25,148,349     17,597,000     2,600,000
  Restructuring costs...............................     7,449,621             --            --
  Amortization of intangibles.......................    19,396,837      1,778,410        65,836
                                                      ------------   ------------   -----------
          Total operating expenses..................   157,349,140     63,727,561    21,554,262
                                                      ------------   ------------   -----------
Loss from operations................................   (71,426,085)   (12,520,958)   (4,251,438)
Other income, net...................................     7,132,347      2,743,746       744,805
                                                      ------------   ------------   -----------
Loss before provision for income taxes..............   (64,293,738)    (9,777,212)   (3,506,633)
Income tax benefit..................................    17,981,380      1,278,400            --
                                                      ------------   ------------   -----------
Net loss............................................  $(46,312,358)  $ (8,498,812)  $(3,506,633)
                                                      ============   ============   ===========
Net loss per common share, basic and diluted........  $      (1.44)  $      (0.38)  $     (0.32)
                                                      ============   ============   ===========
Weighted average shares of common stock outstanding
  (Note 2)..........................................    32,247,552     22,277,472    10,958,302
                                                      ============   ============   ===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                           NEW ERA OF NETWORKS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                SERIES A, SERIES B AND
                                 SERIES C CONVERTIBLE
                                   PREFERRED STOCK           COMMON STOCK        ADDITIONAL                       OTHER
                               ------------------------   -------------------     PAID-IN      ACCUMULATED    COMPREHENSIVE
                                 SHARES       AMOUNT        SHARES     AMOUNT     CAPITAL        DEFICIT      INCOME (LOSS)
                               ----------   -----------   ----------   ------   ------------   ------------   -------------
Balances, December 31,
  1996.......................  20,016,963   $11,385,000    2,718,182   $ 272    $    141,407   $ (8,011,345)  $         --
  Issuance of common stock
    upon initial public
    offering, net of issuance
    costs of
    $3,861,852...............          --            --    6,348,000     634      34,225,513             --             --
  Conversion of preferred
    stock --
    Series A.................  (9,169,028)   (2,000,000)   4,075,122     408       1,999,592             --             --
    Series B.................  (6,183,339)   (1,875,000)   2,748,148     274       1,874,726             --             --
    Series C.................  (4,664,596)   (7,510,000)   2,073,148     208       7,509,792             --             --
  Issuance of common stock
    upon exercise of stock
    options..................          --            --      249,714      26         439,249             --             --
  Cumulative translation
    adjustment...............          --            --           --      --              --             --         57,146
  Net loss...................          --            --           --      --              --     (3,506,633)            --
                               ----------   -----------   ----------   ------   ------------   ------------   ------------
  Total comprehensive loss...          --            --           --      --              --             --             --
                               ----------   -----------   ----------   ------   ------------   ------------   ------------
Balances, December 31,
  1997.......................          --   $        --   18,212,314   $1,822   $ 46,190,279   $(11,517,978)  $     57,146
  Issuance of common stock in
    public offerings, net of
    issuance costs of
    $12,308,142..............          --            --    9,537,000     954     204,321,780             --             --
  Issuance of common stock
    upon exercise of stock
    options and warrants.....          --            --      862,064      85       2,774,215             --             --
  Issuance of common stock in
    business combinations....          --            --    1,548,124     155      38,151,812             --             --
  Tax benefit related to the
    exercise of stock
    options..................          --            --           --      --       3,225,488             --             --
  Issuance of common stock in
    connection with Employee
    Stock Purchase Plan......          --            --      174,276      17         907,195             --             --
  Cumulative translation
    adjustment...............          --            --           --      --              --             --            783
  Net loss...................          --            --           --      --              --     (8,498,812)            --
                               ----------   -----------   ----------   ------   ------------   ------------   ------------
  Total comprehensive loss...          --            --           --      --              --             --             --
                               ----------   -----------   ----------   ------   ------------   ------------   ------------
Balances, December 31,
  1998.......................          --   $        --   30,333,778   $3,033   $295,570,769   $(20,016,790)  $     57,929
  Issuance of common stock
    upon exercise of stock
    options and warrants.....          --            --    1,443,217     144       6,346,094             --             --
  Issuance of common stock in
    business combinations....          --            --    2,142,741     215      84,754,887             --             --
  Reverse excess accrual for
    issuance costs related to
    the December 1998 public
    offering.................          --            --           --      --         107,458             --             --
  Restructuring charges--due
    to option
    remeasurement............          --            --           --      --         650,454             --             --
  Issuance of common stock in
    connection with Employee
    Stock Purchase Plan......          --            --      131,837      13       1,770,070             --             --
  Purchase of treasury
    stock....................          --            --           --      --              --             --             --
  Cumulative translation
    adjustment...............          --            --           --      --              --             --     (1,177,322)
  Unrealized loss on
    marketable securities....          --            --           --      --              --             --       (765,863)
  Net loss...................          --            --           --      --              --    (46,312,358)            --
                               ----------   -----------   ----------   ------   ------------   ------------   ------------
  Total comprehensive loss...          --            --           --      --              --             --             --
                               ----------   -----------   ----------   ------   ------------   ------------   ------------
Balances, December 31,
  1999.......................          --   $        --   34,051,573   $3,405   $389,199,732   $(66,329,148)  $( 1,885,256)
                               ==========   ===========   ==========   ======   ============   ============   ============


                               TREASURY
                                 STOCK        TOTAL
                               ---------   ------------
Balances, December 31,
  1996.......................  $      --   $  3,515,334
  Issuance of common stock
    upon initial public
    offering, net of issuance
    costs of
    $3,861,852...............         --     34,226,147
  Conversion of preferred
    stock --
    Series A.................         --             --
    Series B.................         --             --
    Series C.................         --             --
  Issuance of common stock
    upon exercise of stock
    options..................         --        439,275
  Cumulative translation
    adjustment...............         --             --
  Net loss...................         --             --
                               ---------   ------------
  Total comprehensive loss...         --     (3,449,487)
                               ---------   ------------
Balances, December 31,
  1997.......................  $      --   $ 34,731,269
  Issuance of common stock in
    public offerings, net of
    issuance costs of
    $12,308,142..............         --    204,322,734
  Issuance of common stock
    upon exercise of stock
    options and warrants.....         --      2,774,300
  Issuance of common stock in
    business combinations....         --     38,151,967
  Tax benefit related to the
    exercise of stock
    options..................         --      3,225,488
  Issuance of common stock in
    connection with Employee
    Stock Purchase Plan......         --        907,212
  Cumulative translation
    adjustment...............         --             --
  Net loss...................         --             --
                               ---------   ------------
  Total comprehensive loss...         --     (8,498,029)
                               ---------   ------------
Balances, December 31,
  1998.......................  $      --   $275,614,941
  Issuance of common stock
    upon exercise of stock
    options and warrants.....         --      6,346,238
  Issuance of common stock in
    business combinations....         --     84,755,102
  Reverse excess accrual for
    issuance costs related to
    the December 1998 public
    offering.................         --        107,458
  Restructuring charges--due
    to option
    remeasurement............         --        650,454
  Issuance of common stock in
    connection with Employee
    Stock Purchase Plan......         --      1,770,083
  Purchase of treasury
    stock....................   (347,375)      (347,375)
  Cumulative translation
    adjustment...............         --             --
  Unrealized loss on
    marketable securities....         --             --
  Net loss...................         --             --
                               ---------   ------------
  Total comprehensive loss...         --    (48,255,543)
                               ---------   ------------
Balances, December 31,
  1999.......................  $ 347,375   $320,641,358
                               =========   ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                           NEW ERA OF NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                                  1999            1998           1997
                                                              -------------   ------------   ------------
Cash flows from operating activities:
  Net loss..................................................  $ (46,312,358)  $ (8,498,812)  $ (3,506,633)
  Adjustments to reconcile net loss to net cash used in
    operating activities --
    Depreciation and amortization...........................     23,428,770      3,459,187        701,636
    Minority interest share of losses.......................        (12,720)            --             --
    Charge for acquired in-process research and
      development...........................................             --     17,597,000      2,600,000
    Acquisition charges paid with common stock..............      8,268,759             --             --
    Option remeasurement noncash restructuring charges......        650,453             --             --
    Provision for deferred income taxes.....................    (18,550,680)    (4,992,800)            --
    Imputed interest on purchase consideration..............             --         90,000             --
    Loss on sale of property and equipment..................        350,498             --             --
    Changes in assets and liabilities --
      Accounts receivable, net..............................     (2,601,074)   (13,087,311)    (7,430,450)
      Unbilled revenue......................................        503,634       (918,453)    (2,261,319)
      Prepaid expenses and other assets.....................     (1,997,573)    (1,270,191)    (1,030,195)
      Accounts payable......................................     (2,881,145)     1,228,156        980,815
      Accrued liabilities...................................     (2,017,367)     1,794,786        345,003
      Accrued restructuring charges.........................      3,288,582             --             --
      Deferred revenue......................................      1,718,647      3,071,143        950,622
                                                              -------------   ------------   ------------
        Net cash used in operating activities...............    (36,163,574)    (1,527,295)    (8,650,521)
                                                              -------------   ------------   ------------
Cash flows from investing activities:
  Purchases of short-term investments in marketable
    securities..............................................    (18,618,952)   (12,161,058)   (10,514,390)
  Proceeds from sales of short-term investments.............     21,644,755     12,016,871        500,000
  Purchases of long-term investments in marketable
    securities..............................................    (33,474,449)    (6,200,583)    (5,059,227)
  Proceeds from sales of long-term investments..............      6,515,033             --             --
  Business combinations, net of cash acquired...............    (38,374,902)   (22,160,671)    (2,800,000)
  Purchases of equity investments...........................             --       (400,000)            --
  Purchases of property and equipment.......................    (10,752,785)    (7,273,860)    (1,811,744)
  Investment in note receivable--related party..............    (19,666,135)            --             --
  Purchase of developed software............................     (4,194,842)      (600,000)            --
                                                              -------------   ------------   ------------
        Net cash used in investing activities...............    (96,922,277)   (36,779,301)   (19,685,361)
                                                              -------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from issuances of common stock...................      8,111,522    220,312,388     38,527,274
  Purchase of treasury stock................................       (347,375)            --             --
  Common stock issuance costs...............................        107,458    (12,308,142)    (3,861,852)
  Tax benefit related to the exercise of stock options......             --      3,225,488             --
  Proceeds from notes payable to banks......................             --             --        609,807
  Principal payments on notes payable to banks..............             --     (5,830,772)    (2,676,451)
                                                              -------------   ------------   ------------
        Net cash provided by financing activities...........      7,871,605    205,398,962     32,598,778
                                                              -------------   ------------   ------------
Effect of exchange rate changes on cash.....................        838,227        (69,720)            --
Net increase (decrease) in cash and cash equivalents........   (124,376,019)   167,092,366      4,262,896
Cash and cash equivalents, beginning of period..............    174,173,008      7,150,362      2,887,466
                                                              -------------   ------------   ------------
Cash and cash equivalents, end of period....................  $  49,796,989   $174,173,008   $  7,150,362
                                                              =============   ============   ============
Supplemental cash flow information:
  Cash paid during the year for --
    Interest................................................  $      34,720   $     46,675   $     95,661
                                                              =============   ============   ============
    Taxes...................................................  $     974,797   $    370,085   $         --
                                                              =============   ============   ============
Supplemental disclosure of noncash information:
  Common stock issued for business combinations.............  $  76,486,343   $ 38,151,967   $         --
                                                              =============   ============   ============
  Accrued business combination costs........................  $     251,957   $    496,511   $     20,160
                                                              =============   ============   ============
  Common stock issued for acquisition charges...............  $   8,268,759   $         --   $         --
                                                              =============   ============   ============
  Restructuring cost--option remeasurement..................  $     650,454   $         --   $         --
                                                              =============   ============   ============
  Restructuring cost--loss on asset disposition.............  $     350,498   $         --   $         --
                                                              =============   ============   ============
  Accrued deferred offering costs...........................  $          --   $    484,665   $         --
                                                              =============   ============   ============
  Conversion of preferred stock to common stock.............  $          --   $         --   $ 11,385,000
                                                              =============   ============   ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                           NEW ERA OF NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

(1) DESCRIPTION OF BUSINESS

     New Era of Networks, Inc. and its consolidated subsidiaries (collectively referred to herein as "NEON" or the "Company") develop, market and support e-Business and Enterprise Application Integration ("EAI") software and services. Specifically, NEON helps automate e-Business by providing a range of products and services that integrate Internet-facing applications with core operational systems for goods and services providers, and also facilitate the creation of Net markets. The Company's architectural platform provides organizations with a structured software platform for the rapid and efficient integration and ongoing maintenance of disparate systems and applications across the enterprise. The Company's packaged software solutions support EAI across popular hardware platforms, operating systems, and database types. NEON combines in a single offering the five elements we believe are essential for e-Business integration software: integration servers, process automation, predefined adapters, Internet communications, and packaged e-Business integration applications. Additionally, the Company provides design, development and implementation services through its professional services organization and SLI Consulting subsidiary.

     The Company markets its software and related services primarily through its direct sales organization, complemented by other indirect sales channels including VARs, OEMs and international distributors. Through December 31, 1999, the Company has shipped software products or provided integration services to approximately 2,500 customers worldwide.

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

                           NEW ERA OF NETWORKS, INC.

date, the Company evaluates each project and determines whether an accrual for estimated losses is required. Revenues recognized under the progress-to-completion basis, which have not yet been invoiced, are recorded as unbilled revenues in the accompanying consolidated balance sheets.

     The Company also generates revenue through a reseller arrangement. In accordance with Staff Accounting Bulletin No. 101, the net reseller margin is recognized as revenue when the licensed software has been delivered, customer acceptance has occurred, and all significant company obligations have been satisfied.

     Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue in the accompanying consolidated balance sheets. As of December 31, 1999 and 1998, the total deferred revenue was $13,649,152 and $9,555,774, respectively.

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

  Cash Equivalents and Short-Term Investments in Marketable Securities

     The Company invests certain of its excess cash in government and corporate debt instruments. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The recorded amounts for cash equivalents and short-term investments approximate fair market value due to the short-term nature of these financial instruments. Under the criteria set forth in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), debt and marketable equity securities are required to be classified in one of three categories: trading, available-for-sale, or held to maturity. The Company's debt and equity securities qualify under the provisions of SFAS 115 as available-for-sale. Such securities are recorded at fair value, and unrealized holding gains and losses, net of the related tax effect, are not reflected in earnings but are reported as a separate component of stockholders' equity (deficit) until realized. A decline in the market value of an available-for-sale security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. The net unrealized gains and losses are insignificant at both December 31, 1999 and 1998.

     Realized gains and losses are determined on the specific identification method and are reflected in income. Interest on corporate bonds is accrued through the balance sheet date.

  Long-Term Investments in Marketable Securities

     Included in long-term investments in the accompanying consolidated balance sheets are investments in certain debt instruments with maturities are greater than 12 months. The Company carries such investments at amortized cost as it intends to hold such investments to maturity. At December 31, 1999 and 1998, the recorded amounts for long-term investments approximate fair market value.

                           NEW ERA OF NETWORKS, INC.

  Property and Equipment, net

     Depreciation of property and equipment is computed on a straight-line basis over the following estimated useful lives:

Computer equipment and software..........................     3 years
Furniture, fixtures and equipment........................   5-7 years
Leasehold improvements...................................  2-10 years

     Depreciation expense was approximately $4,342,000, $1,665,000 and $633,000 in 1999, 1998 and 1997, respectively.

     Costs of internal use software, whether purchased or developed internally, are capitalized and amortized over the estimated useful life of the software in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

  Software Development Costs and Purchased Software Products

     Under the criteria set forth in Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the product and ends when the product is ready for general release. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. Capitalized costs will be amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of each product, ranging from three to five years. As of December 31, 1999, the Company had not capitalized any costs in accordance with this pronouncement.

     As of December 31, 1999 and 1998, the Company has recorded approximately $25,092,000 and $7,069,000 allocated to software products acquired in business combinations and purchases, which is included in Intangibles, net in the accompanying consolidated balance sheets. The Company recognized approximately $3,255,000 and $562,000 of amortization expense in 1999 and 1998, respectively, related to such capitalized costs. Unamortized costs of $21,275,233 and $7,055,113 are included in intangibles, net as of December 31, 1999 and 1998, respectively.

  Goodwill

     The Company recorded goodwill in connection with the purchase business combinations described in Note 3 in the aggregate amount of approximately $166,155,000 that is being amortized on a straight-line basis over seven- to ten-year periods. Amortization recognized for 1999 and 1998 was approximately $15,832,000 and $1,216,000, respectively. Unamortized costs of $149,107,721 and $44,821,536 are included in Intangibles, net in the accompanying consolidated balance sheets as of December 31, 1999 and 1998, respectively.

  Income Taxes

     The current provision for income taxes represents actual or estimated amounts payable or refundable on tax returns filed or to be filed for each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryforwards. The overall change in deferred tax assets and liabilities for the period, exclusive of deferred tax assets and liabilities recorded in purchase accounting for businesses acquired, measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected

                           NEW ERA OF NETWORKS, INC.

as adjustments to tax expense in the period of enactment. Deferred tax assets are reduced by a valuation allowance based on an assessment of available evidence if deemed more likely than not that some or all of the deferred tax assets will not be realized (see Note 6).

  Cumulative Other Comprehensive Income (Loss)

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The purpose of SFAS 130 is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners. The Company adopted SFAS 130 during fiscal 1998. The components of other comprehensive income that have impacted the Company through December 31, 1999 are cumulative translation adjustments and unrealized gain (loss) on marketable securities.

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

     Potentially dilutive securities excluded under SFAS 128 as antidilutive are as follows:

                                                               DECEMBER 31,
                                                     ---------------------------------
                                                       1999        1998        1997
                                                     ---------   ---------   ---------
Number of common shares issuable upon --
  Exercise of outstanding stock options (Note 7)...  6,594,364   5,369,512   4,204,050

  Concentration of Credit Risk

     The Company's accounts receivable are concentrated with certain customers in the financial services industry. During the years ended December 31, 1999 and 1998, the Company recognized approximately 32% and 57%, respectively, of its revenue from financial services industry clients (see Note 8).

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

                           NEW ERA OF NETWORKS, INC.

  New Accounting Pronouncements

     SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS 133") establishes accounting and reporting standards for derivative instruments and for hedging activities. Among other things, the statement requires that an entity recognize all derivative instruments on the balance sheet as either assets or liabilities, and to account for those instruments at fair value. In July 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Data of FASB Statement No. 133" ("SFAS 137") was issued. SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter of fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS 133 effective January 1, 2001. Adoption of SFAS 133 is not expected to have a material impact on the Company's financial position or results of operations.

  Reclassifications

     Certain reclassifications have been made in prior years' financial statements to conform to the 1999 presentation.

(3) BUSINESS COMBINATIONS

  Microscript, Inc.

     On June 28, 1999, the Company acquired all of the outstanding capital stock of Microscript, Inc. ("Microscript"), a Massachusetts corporation. Microscript is a supplier of application integration software on the Windows NT platform.

     The aggregate consideration paid by the Company was approximately $33,085,000, of which $8,741,000 was paid or payable in cash and approximately $19,000,000 was paid through the issuance of 423,700 shares of the Company's common stock. The Company also issued stock options valued at approximately $5,000,000 and exercisable for 110,428 shares of the Company's common stock in exchange for all outstanding Microscript stock options. The fees and expenses related to the acquisition were approximately $345,000. An additional 22,255 shares of the Company's common stock valued at $467,000 were issued as additional purchase consideration upon the completion of the Microscript audited financial statements for the year ended December 31, 1998. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, liabilities and operating results of Microscript have been included in the accompanying consolidated financial statements from June 28, 1999.

     An independent valuation of Microscript's net assets was performed to assist in the allocation of the purchase price. A portion of the purchase price was assigned to marketable software products ($5,800,000), which is being amortized over three years. Other intangibles ($16,373,000) and goodwill ($9,911,000), are being amortized on a straight-line basis over seven years. Microscript's other assets were valued at $3,462,000 and its liabilities assumed totaled $1,994,000. Upon the finalization of the purchase price allocation in the third quarter of 1999, we recorded a deferred tax liability and corresponding increase to goodwill of $8,538,000 as the value assigned to the software products and other intangibles is not amortizable for tax purposes.

     In July 1999, in response to a post-closing decline in the market price of the Company's common stock, the Company paid the former equityholders of Microscript additional cash of $16,600,000 to more closely reflect the value agreed upon in the original purchase negotiations. This adjustment to the purchase consideration was reflected in the Company's financial statements for the third quarter of 1999 as a one-time charge to net income.

                           NEW ERA OF NETWORKS, INC.

  Convoy Corporation

     On June 9, 1999, the Company acquired all of the outstanding capital stock of Convoy Corporation, a Delaware corporation ("Convoy"). Convoy is a worldwide provider of application integration software for PeopleSoft applications.

     The aggregate consideration paid by the Company was $42,809,000. At closing the Company issued 807,115 shares of its common stock valued at $36,267,000. The Company also issued 105,333 stock options, valued at approximately $4,733,000 and exercisable for shares of the Company's common stock in exchange for all outstanding Convoy stock options and warrants. Fees and expenses related to the acquisition were approximately $1,809,000. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, liabilities and operating results of Convoy have been included in the accompanying consolidated financial statements from June 1, 1999.

     An independent valuation of Convoy's net assets was performed to assist in the allocation of the purchase price. A portion of the purchase price was assigned to marketable software products ($8,500,000), which is being amortized over three years. Other intangibles ($5,344,000) and goodwill ($30,559,000) acquired are being amortized on a straight-line basis over seven years. Convoy's other assets were valued at approximately $2,129,000 and its liabilities assumed totaled approximately $3,723,000. Upon the finalization of the purchase price allocation in the third quarter of 1999, we recorded a deferred tax liability and corresponding increase to goodwill of $5,330,000 as the value assigned to the software products and other intangibles is not amortizable for tax purposes.

     In August 1999, in response to a post-closing decline in the market price of the Company's common stock, the Company agreed with the former equityholders of Convoy to provide additional consideration to more closely reflect the value agreed upon in the original purchase negotiations. Accordingly, 618,225 shares of the Company's common stock was issued to the prior Convoy equityholders. This adjustment to the purchase consideration was reflected in the Company's financial statements for the third quarter of 1999 as a one-time charge to net income of approximately $8,269,000.

  SLI International AG Acquisition

     On May 4, 1999, the Company acquired all of the outstanding capital stock of SLI International AG, a Swiss corporation ("SLI"), a worldwide provider of SAP R/3 software implementation, training support and other related change-management services. The aggregate consideration paid by the Company was $22,700,000, of which $16,500,000 was paid in cash and $5,500,000 was paid with 138,452 shares of the Company's common stock. Fees and expenses related to this transaction were approximately $700,000. In addition, up to 75,519 additional shares of the Company's common stock may be issued to the shareholders of SLI upon the achievement of certain performance targets. If earned, these shares will be recorded as additional purchase price based on their fair value at the time they are earned. Through December 31, 1999, none of these additional shares had been earned. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, liabilities and operating results have been included in the Company's consolidated financial statements from May 1, 1999.

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

     The aggregate consideration paid by the Company was $12,000,000 in cash and $50,000 of fees and expenses related to this transaction. In addition, up to $3,000,000 of contingent cash consideration may be paid to the shareholders of VIE upon the achievement of certain performance targets. Payments will be made to the respective VIE shareholders to the extent these performance targets are met, beginning in the fourth quarter of 1999 and continuing every six months until the second quarter of 2002. Contingent consideration of $19,000 was earned in 1999 and added to goodwill related to this acquisition.

     The portion of the purchase price in excess of the fair value of the net tangible assets of VIE was allocated to goodwill ($11,949,000) and is being amortized on a straight-line basis over a five-year period. VIE's other assets were valued at approximately $670,000 and its liabilities assumed totaled approximately $569,000.

  D&M (Asia) Ltd. and Database & Management (S) Pte. Ltd.

     On February 19, 1999, the Company acquired all of the outstanding capital stock of D&M (Asia) Ltd., a Hong Kong corporation and Database & Management (S) Pte. Ltd., a Singapore corporation (collectively "D&M"). D&M provides professional integration services to customers in the Pacific Rim.

     The aggregate consideration paid by the Company was $6,050,000, payable as follows: $3,000,000 in cash and approximately $2,900,000 through the issuance of 48,940 shares of the Company's common stock. Fees and expenses related to this transaction were approximately $150,000. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, liabilities and operating results of D&M have been included in the accompanying consolidated financial statements from March 1, 1999.

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

     The aggregate consideration paid by the Company was approximately $42,500,000, payable as follows: $21,000,000 in cash, $2,018,000 in short-term notes payable to CAI shareholders, $18,000,000 through the issuance of 880,062 shares of the Company's common stock and $1,500,000 of fees and expenses related to this transaction. The Company also issued stock options exercisable for shares of the Company's common stock to assume all outstanding CAI stock options valued at approximately $1,000,000. An additional 391,138 shares of the Company's common stock, valued at approximately $15,600,000, were issued in December 1998 upon the achievement of certain performance criteria by CAI. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, liabilities and operating results of CAI have been included in the accompanying consolidated financial statements from the effective date of the acquisition.

                           NEW ERA OF NETWORKS, INC.

     An independent valuation of CAI's net assets was performed to assist in the allocation of the purchase price. Approximately $13,857,000 of the purchase price represented the intangible value of in-process research and development projects that had not yet reached technological feasibility. The related technology has no alternative future use and will require substantial additional development by the Company. This amount was charged to operations in the quarter ended September 30, 1998. A portion of the purchase price was also assigned to marketable software products ($5,814,000) and goodwill ($44,930,000), which are being amortized on a straight-line basis over five- and ten-year periods, respectively. CAI's other assets were valued at approximately $6,800,000 and its liabilities assumed totaled approximately $12,500,000.

  MSB Consultants Limited

     Effective as of June 1, 1998, the Company acquired all of the outstanding capital stock of MSB Consultants Limited ("MSB"), a corporation organized under the laws of the United Kingdom, by means of a Share Purchase Agreement by and among the shareholders of MSB and the Company.

     The aggregate consideration paid by the Company was $5,175,000, of which $1,200,000 was paid in cash and approximately $3,600,000 was paid through the issuance of 276,924 shares of common stock of the Company. The fees and expenses related to the acquisition were approximately $375,000. Shares valued at $1,785,000 and $1,215,000 were issued in 1999 and 1998 upon achievement of certain performance targets during the two-year period following closing. These amounts were added to goodwill relating to this acquisition. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, liabilities and operating results of MSB have been included in the accompanying consolidated financial statements from the effective date of the acquisition.

     An independent valuation of MSB's net assets was performed to assist in the allocation of the purchase price. Approximately $3,740,000 of the purchase price represented the intangible value of in-process research and development projects that had not yet reached technological feasibility. The related technology has no alternative future use and will require substantial additional development by the Company. This amount was charged to operations in the quarter ended June 30, 1998. A portion of the purchase price was also assigned to marketable software products ($770,000) and goodwill ($3,698,000 as adjusted) which are being amortized on a straight-line basis over three- and seven-year periods, respectively. MSB's other assets were valued at $963,000 and its liabilities assumed totaled $996,000.

  Menhir Limited

     Effective September 1, 1997, the Company acquired all of the outstanding capital stock of Menhir Limited ("Menhir"), a corporation organized under the laws of the United Kingdom. The total purchase price of $3,000,000, including fees and expenses of approximately $200,000, was paid in cash. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Menhir have been included in the accompanying consolidated financial statements from the effective date of the acquisition.

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

     The following unaudited tabulations present the pro forma effect of the above described business combinations on the Company's results of operations for the years ended December 31, 1999 and 1998, as if the

                           NEW ERA OF NETWORKS, INC.

transactions occurred on January 1 of each year presented. Adjustments are reflected for additional amortization of intangibles and the interest on the cash portion of the purchase prices. The pro forma results have not been adjusted for charges related to acquired in-process research and development of $17,597,000 in 1998.

                                              FOR THE YEAR ENDED DECEMBER 31, 1999
                                    --------------------------------------------------------
                                                    HISTORICAL
                                                    UNAUDITED
                                                    RESULTS OF     PRO FORMA
                                    AS REPORTED    ACQUISITIONS   ADJUSTMENTS    PRO FORMA
                                    ------------   ------------   -----------   ------------
Revenues..........................  $126,224,152   $14,351,878    $        --   $140,576,030
Income (loss) from operations.....  $(71,426,085)  $(1,773,658)   $(7,344,351)  $(80,544,094)
Net income (loss).................  $(46,312,358)  $ 1,152,091    $(8,520,123)  $(53,680,390)
Net (loss) per share, basic and
  diluted.........................  $      (1.44)  $                            $      (1.62)
Historical pro forma weighted
  average shares of common stock
  outstanding, basic and
  diluted.........................    32,247,552                                  33,101,216

                                             FOR THE YEAR ENDED DECEMBER 31, 1998
                                   ---------------------------------------------------------
                                                   HISTORICAL
                                                   UNAUDITED
                                                   RESULTS OF     PRO FORMA
                                   AS REPORTED    ACQUISITIONS   ADJUSTMENTS     PRO FORMA
                                   ------------   ------------   ------------   ------------
Revenues.........................  $ 65,814,073   $ 47,544,097   $         --   $113,358,170
Income (loss) from operations....  $(12,520,958)  $(10,422,639)  $(23,326,796)  $(46,270,393)
Net income (loss)................  $ (8,498,812)  $ (2,839,880)  $(27,368,624)  $(38,707,316)
Net (loss) per share, basic and
  diluted........................  $      (0.38)                                $      (1.52)
Historical pro forma weighted
  average shares of common stock
  outstanding, basic and
  diluted........................    22,277,472                                   25,491,140

(4) RESTRUCTURING COSTS

     In July 1999, the Company's management and board of directors approved restructuring plans, which included initiatives to integrate the operations of the recently acquired companies, consolidate duplicative facilities, and reduce overhead. Total accrued restructuring costs of $7,450,000 were recorded in the third quarter related to these initiatives. Management expects the restructuring efforts to be finalized by June 2000.

     Accrued restructuring charges include $3,301,000 representing the cost of involuntary employee separation benefits related to approximately 150 employees worldwide. Employee separation benefits include severance, medical and other benefits. Employee separations affect the majority of business functions, job classes and geographies, with a majority of the reductions in North America and Europe. The restructuring plans also include costs totaling $4,149,000 associated with the closure and consolidation of office space, principally in North America and Europe.

                                                                              REMAINING
                                                                              ACCRUAL AT
                                                   TOTAL      YEAR-TO-DATE   DECEMBER 31,
                                                  ACCRUED       SPENDING         1999
                                                 ----------   ------------   ------------
Employee separations...........................  $3,301,000   $(2,641,000)    $  660,000
Facility closure costs.........................   4,149,000    (1,521,000)     2,628,000
                                                 ----------   -----------     ----------
          Total accrued restructuring costs....  $7,450,000   $(4,162,000)    $3,288,000
                                                 ==========   ===========     ==========

                           NEW ERA OF NETWORKS, INC.

(5) NOTES PAYABLE

  Notes Payable to Banks

     During 1996, the Company entered into a loan and security agreement with a bank that provides for a revolving facility and an equipment facility. Borrowings of up to $2,000,000 are available under the revolving facility and bear interest at the bank's prime rate plus 1/2%. Borrowings up to $1,000,000 at the bank's prime rate plus 1% can be made for the purchase or refinancing of qualified equipment under the equipment facility. All outstanding borrowings were repaid during 1997, and no balances under these facilities existed at December 31, 1999 or 1998.

     In connection with the loan and security agreement discussed above, the Company issued to the bank warrants which were exercised during 1998 for the purchase of 13,802 shares of Company common stock for $3.63 per share.

(6) INCOME TAX BENEFIT

     The provision (benefit) for income taxes is comprised of the following for the years ended December 31, 1999 and 1998:

                                                                1999          1998
                                                            ------------   -----------
Current --
  Federal.................................................  $         --   $ 2,958,100
  State...................................................       500,000       697,300
  Foreign.................................................        69,300        59,000
                                                            ------------   -----------
          Total current provision.........................       569,300     3,714,400
Deferred --
  Federal.................................................   (11,054,242)   (4,763,900)
  State...................................................    (1,797,438)     (874,000)
  Foreign.................................................    (1,699,000)           --
Increase in valuation allowance...........................    (4,000,000)      645,100
                                                            ------------   -----------
          Total deferred benefit..........................   (18,550,680)   (4,992,800)
                                                            ------------   -----------
          Total income tax benefit........................  $(17,981,380)  $(1,278,400)
                                                            ============   ===========

                           NEW ERA OF NETWORKS, INC.

     The components of the Company's deferred tax assets and liabilities are as follows:

                               DECEMBER 31,     PURCHASE     STOCK-BASED       1999       DECEMBER 31,
                                   1998        ACCOUNTING    COMPENSATION    PROVISION        1999
                               ------------   ------------   ------------   -----------   ------------
Deferred tax assets:
  Allowance for bad debts....  $   132,200    $         --   $        --    $   592,900   $    725,100
  Trademark costs............       18,800              --            --        (18,800)            --
  Accrued vacation...........      126,800              --            --        159,165        285,965
  Tax credits carryforward...    1,168,600              --            --      1,521,000      2,689,600
  Net operating loss
     carryforward............    2,142,700              --     9,182,000      9,860,900     21,185,600
  Loss carryforwards
     acquired................           --       2,695,000            --             --      2,695,000
  Purchased intangibles......    5,373,800              --            --        926,400      6,300,200
  Other......................        5,400              --            --        202,500        207,900
                               -----------    ------------   -----------    -----------   ------------
          Total deferred tax
            assets...........    8,968,300       2,695,000     9,182,000     13,244,065     34,089,365
                               -----------    ------------   -----------    -----------   ------------
Deferred tax liabilities:
  Depreciation...............       24,500              --            --       (182,500)      (158,000)
  Developed software.........           --              --            --       (385,000)      (385,000)
  Purchased intangibles......           --     (15,842,715)           --      1,874,115    (13,968,600)
                               -----------    ------------   -----------    -----------   ------------
          Total deferred tax
            liabilities......       24,500     (15,842,715)           --      1,306,615    (14,511,600)
                               -----------    ------------   -----------    -----------   ------------
          Total net deferred
            tax assets.......    8,992,800     (13,147,715)    9,182,000     14,550,680     19,577,765
Valuation allowance..........   (4,000,000)     (2,695,000)   (9,182,000)     4,000,000    (11,877,000)
                               -----------    ------------   -----------    -----------   ------------
Deferred tax assets, net.....  $ 4,992,800    $(15,842,715)  $        --    $18,550,680   $  7,700,765
                               ===========    ============   ===========    ===========   ============

     Presented in the balance sheets as:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Net current deferred tax assets.............................  $       --   $  147,300
Net deferred tax assets, noncurrent.........................  $7,700,765   $4,845,500
                                                              ----------   ----------
Deferred tax assets, net of valuation allowance.............  $7,700,765   $4,992,800
                                                              ==========   ==========

     The increase in deferred tax assets during 1999 results primarily from operating losses, tax deductions arising from the exercise of stock options, a more rapid amortization of the intangible assets of CAI and VIE than is allowed for tax purposes, loss carryforwards acquired from Convoy and Microscript, and increased tax credit carryforwards. As described in Note 3, deferred tax liabilities were recognized during 1999 in purchase accounting for the lack of tax basis in intangibles acquired, other than goodwill. Changes in the valuation allowance are reflected in the table above. A portion of the valuation allowance at December 31, 1999, $2,695,000, relates to the acquired tax loss carryforwards of the businesses purchased. If these deferred tax assets are realized, the benefit will reduce goodwill arising from the Convoy and Microscript acquisitions rather than future income tax expense. The remainder of the allowance, $9,182,000, relates to stock option compensation deductions included in our net operating loss carryforwards. If and when that portion of the valuation allowance is reversed, the benefit will be added to paid-in capital, rather than being shown as a reduction of future income tax expense.

                           NEW ERA OF NETWORKS, INC.

     Based on a judgmental assessment of present circumstances, management believes that net deferred tax assets in excess of the valuation allowance will, more likely than not, be realized as a reduction of future income taxes payable. If actual future operating results differ significantly from present expectations, management's judgment in this regard may change. If future increases in the valuation allowance are deemed necessary based on changed circumstances, the income tax provisions of future periods may be adversely affected.

     As of December 31, 1999, the Company had net operating loss carryforwards totaling approximately $57.8 million, including the acquired loss carryforwards. These carryforwards expire beginning in 2010. The Company also has research and development tax credit carryforwards of approximately $2.7 million expiring beginning in 2010.

     The income tax benefit calculated using the federal statutory rate is different than the income tax benefit for financial reporting purposes as follows:

                                                                1999          1998
                                                            ------------   -----------
Income tax benefit at the federal statutory rate..........  $(22,502,808)  $(3,324,252)
State income tax benefit, net of federal tax effect.......      (843,335)     (116,575)
Foreign tax benefit at lower effective rate...............     1,831,085            --
Nondeductible expenses, including intangibles charged off,
  but not amortizable for foreign tax purposes............    10,079,314     1,713,919
Increase in tax credit carryforwards......................    (1,521,000)     (624,830)
Change in valuation allowance.............................    (4,000,000)      645,100
Other.....................................................    (1,024,636)      369,238
                                                            ------------   -----------
Net benefit for income taxes..............................  $(17,981,380)  $(1,278,400)
                                                            ============   ===========

     Income (loss) before provisions for income taxes reflected in the accompanying consolidated statement of operations is attributable to domestic and foreign sources as follows:

                                                                1999          1998
                                                            ------------   -----------
United States.............................................  $(54,331,534)  $(5,572,682)
United Kingdom............................................    (5,805,533)   (4,148,575)
Switzerland...............................................    (2,562,099)           --
Hong Kong.................................................      (630,701)           --
Czech Republic............................................      (482,838)           --
Other.....................................................      (406,786)      (13,152)
Eliminations..............................................       (74,247)      (42,803)
                                                            ------------   -----------
Consolidated..............................................  $(64,293,738)  $(9,777,212)
                                                            ============   ===========

(7) STOCKHOLDERS' EQUITY

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

                           NEW ERA OF NETWORKS, INC.

4,780,000 shares of its common stock to the public at a price of $34.00 per share which resulted in net proceeds to the Company of $153,727,000.

  Reverse Stock Split, Change in Authorized Shares and Authorization of Treasury Share Repurchase

     On May 16, 1997, the Company's Board of Directors approved the amendment and restatement of the Company's certificate of incorporation to effect (i) a two-for-nine reverse split of the Company's common stock, (ii) an increase in the number of authorized shares of common stock to 45,000,000, and (iii) the authorization of 2,000,000 shares of preferred stock undesignated as to series. The amendment also established a classified board of directors divided into three classes having initial terms of one, two and three years, respectively, and subsequent terms of three years. The accompanying consolidated financial statements have been retroactively adjusted with respect to common stock to reflect the reverse stock split. Following approval of the stockholders of certain amendments to the Company's certificate of incorporation, the Series A, Series B, and Series C convertible preferred stock were converted into shares of common stock on the basis of nine preferred shares for two common shares upon closing of the IPO.

     On June 15, 1999, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized shares of common stock from 45,000,000 to 200,000,000. The Certificate of Amendment was filed with the State of Delaware on August 11, 1999.

     In August 1999, the Company's Board of Directors authorized the repurchase of up to 10% of NEON's outstanding shares of common stock over a 12-month period. During August 1999, a total of 20,000 shares were repurchased by the Company at a total cost of approximately $347,000.

  Stock Split

     On November 11, 1998, the Company's Board of Directors approved a two-for-one stock split, payable in the form of a stock dividend to stockholders of record as of November 23, 1998. All share and per share data in these financial statements have been retroactively adjusted to reflect this stock split.

  Stock Options

     The Company's 1995 Stock Option Plan (the "1995 Plan"), as amended, provides for the grant of options to purchase up to an aggregate of 7,066,666 shares of common stock to employees and nonemployees; of which 266,666 shares are available for grants to nonemployees and consultants. In May 1998, the Company's Board of Directors approved an amendment to the 1995 Plan to include a provision providing for automatic increases in the number of shares available for grant each fiscal year. Incentive stock options granted to employees have an exercise price equal to the fair market value of the underlying shares at the date of grant. The exercise price of nonqualified options granted to employees and consultants is determined by the Board of Directors. The term of all options granted may not exceed 10 years; options granted through 1999 have a term of five years. Options vest as determined by the Board, but generally vesting occurs as to one-sixth of the shares after one year, an additional one-third after two years and the remainder after three years from the date of grant. If employment is terminated for any reason, vested options must be exercised within 60 days of termination or they are automatically canceled.

     In 1998, the Company's Board of Directors approved the adoption of an additional option plan for its employees (the "1998 Plan") and reserved 2,575,000 shares for issuance under the plan. The 1998 Plan provides for the granting of nonstatutory stock options. The Board of Directors determines the term of each award, the exercise price and conditions under which the option becomes exercisable. The term of all options granted may not exceed 10 years; options granted through 1998 have a term of five years. Generally, vesting occurs as to one-fourth of the shares vest after one year, and an additional one forty-eighth of the shares vest each month for the following three years.

                           NEW ERA OF NETWORKS, INC.

     As part of the acquisitions of Microscript, Convoy and CAI, all outstanding stock options of those companies were exchanged for options to purchase, in the aggregate, 251,178 shares of the Company's common stock.

  Nonemployee Options

     During 1996, the Company granted, from the 1995 Plan, stock options to nonemployees for 35,158 shares at a weighted average exercise price of $3.01 per share (range of $1.13 to $7.32) and recognized expense of $72,917 related to these options based on the value of the services received. During 1999 and 1998, 888 and 23,154 options to purchase common stock were exercised at an average exercise price of $2.25 and $3.12 per share, respectively. At December 31, 1999, 1,776 options remained outstanding and exercisable at a weighted average exercise price of $5.20 per share. The accounting for these options is the same under APB 25 and SFAS 123.

  Director Plan

     The Company adopted an option plan (the "Director Plan") during 1997 for its nonemployee directors. The Director Plan provides for the automatic grant to each nonemployee director, on the day following each annual shareholder meeting, of an option to purchase 10,000 shares of the Company's common stock at an exercise price equal to the fair market value of the common stock on the date of grant. In addition, each new nonemployee director joining the Board of Directors will automatically be granted an option to purchase 32,332 shares of the Company's common stock at an exercise price equal to the fair market value at date of grant. The Board of Directors has reserved an aggregate of 200,000 shares for issuance under the Director Plan, of which none remain available for grant at December 31, 1999.

  Employee Stock Purchase Plan

     The Employee Stock Purchase Plan (the "Purchase Plan") permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's eligible compensation or, for the initial plan period (July 1, 1997 through January 31, 1998), 20% of eligible compensation, at a price equal to 85% of the lower of the fair market value of the common stock on the first or last day of the plan period. The Purchase Plan will terminate in ten years. The Board of Directors has reserved an aggregate of 1,033,332 shares of common stock for issuance under the Purchase Plan, and has approved a provision for an automatic increase in the number of shares available for grant each fiscal year. At December 31, 1999, 727,219 shares remain available under the Purchase Plan.

  Statement of Financial Accounting Standards No. 123 ("SFAS 123")

     SFAS 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options and similar equity instruments. However, SFAS 123 allows the continued measurement of compensation costs for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided that pro forma disclosures are made of net income or loss and net income or loss per share, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25. Accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all

                           NEW ERA OF NETWORKS, INC.

options granted during 1999, 1998 and 1997 using the Black-Scholes pricing model and the following weighted average assumptions:

                                                          1999        1998        1997
                                                        ---------   ---------   ---------
Risk-free interest rate...............................      5.26%       5.10%       5.98%
Expected lives........................................  3.0 years   3.0 years   3.0 years
Expected volatility...................................      78.0%       65.5%       49.5%
Expected dividend yield...............................         0%          0%          0%

     To estimate expected lives of options for this valuation, it was assumed options will be exercised upon becoming fully vested at the end of three years. For the periods ended December 31, 1996 and 1995, all options were assumed to vest. During 1999, 1998 and 1997, a forfeiture rate of 15% was assumed on all option grants. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Because the Company's common stock was not publicly traded at December 31, 1996, the expected market volatility for 1996 was based on an average of five other companies deemed to have characteristics similar to the Company for periods subsequent to their IPO's. Actual volatility of the Company's common stock was used to calculate the 1999, 1998 and 1997 information. Fair value computations are highly sensitive to the volatility factor assumed in that the greater the volatility, the higher the computed fair value of options granted.

     The total fair value of options granted was computed to be approximately $62,018,000, $17,206,000 and $5,575,000 for the years ended December 31, 1999,
1998 and 1997, respectively. These amounts are amortized ratably over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $14,535,227, $4,208,404 and $1,138,781 for 1999, 1998
and 1997, respectively.

     If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and pro forma net loss per common share would have been reported as follows:

                                                       YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                  1999           1998          1997
                                              ------------   ------------   -----------
Net loss --
  As reported...............................  $(46,312,358)  $ (8,498,812)  $(3,506,633)
  Pro forma.................................  $(60,847,585)  $(12,707,216)  $(4,645,414)
Pro forma net loss per common share --
  As reported...............................  $      (1.44)  $      (0.38)  $     (0.32)
  Pro forma.................................  $      (1.89)  $      (0.57)  $     (0.42)

     Weighted average shares used to calculate pro forma net loss per share were determined as described in Note 2, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

                           NEW ERA OF NETWORKS, INC.

     A summary of the Company's option plans for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                    1999                    1998                   1997
                            ---------------------   --------------------   --------------------
                                         WEIGHTED               WEIGHTED               WEIGHTED
                                         AVERAGE                AVERAGE                AVERAGE
                                         EXERCISE               EXERCISE               EXERCISE
                             OPTIONS      PRICE      OPTIONS     PRICE      OPTIONS     PRICE
                            ----------   --------   ---------   --------   ---------   --------
Outstanding at beginning
  of year.................   5,369,512    $ 7.40    4,204,050    $ 4.34    2,754,212    $2.46
Granted...................   3,411,561     30.66    2,327,781     13.39    2,463,142     5.85
Canceled..................    (803,390)    24.61     (314,057)     5.72     (763,580)    3.03
Exercised.................  (1,383,319)     4.59     (848,262)     3.17     (249,724)    1.76
                            ----------    ------    ---------    ------    ---------    -----
Outstanding at end of
  year....................   6,594,364    $19.14    5,369,512    $ 7.40    4,204,050    $4.34
                            ==========    ======    =========    ======    =========    =====
Exercisable at end of
  year....................   1,345,629                820,315                413,472
                            ==========              =========              =========

     The weighted average exercise prices and weighted average fair values of options granted during 1999, 1998 and 1997 are as follows:

                                             1999                            1998                           1997
                                 -----------------------------   ----------------------------   ----------------------------
                                 NUMBER OF    FAIR    EXERCISE   NUMBER OF   FAIR    EXERCISE   NUMBER OF   FAIR    EXERCISE
                                  OPTIONS    VALUE     PRICE      OPTIONS    VALUE    PRICE      OPTIONS    VALUE    PRICE
                                 ---------   ------   --------   ---------   -----   --------   ---------   -----   --------
Exercise price less than market
  price (assumed options of
  acquired companies)..........   148,228    $39.78    $ 3.14     102,950    12.69    $ 6.58          --       --       --
Exercise price equal to market
  price........................  3,263,333   $17.20    $31.91    2,204,831    7.11    $15.04    2,163,142   $2.29    $5.82
Exercise price greater than
  market price.................        --        --    $   --      20,000     7.95    $19.53     300,000     1.37     6.05
                                 ---------                       ---------                      ---------
                                 3,411,561                       2,327,781                      2,463,142
                                 =========                       =========                      =========

     The following table summarizes information about the employee stock options outstanding and exercisable at December 31, 1999:

                                            OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                 -----------------------------------------   -----------------------
                                   NUMBER OF        WEIGHTED
                                    OPTIONS          AVERAGE      WEIGHTED      NUMBER      WEIGHTED
                                 OUTSTANDING AT     REMAINING     AVERAGE    EXERCISABLE    AVERAGE
                                  DECEMBER 31,     CONTRACTUAL    EXERCISE   DECEMBER 31,   EXERCISE
RANGE OF EXERCISE PRICES              1999        LIFE IN YEARS    PRICE         1999        PRICE
------------------------         --------------   -------------   --------   ------------   --------
$ 0.86- 1.13...................      166,668           1.0         $ 1.12       165,878      $ 1.12
$ 2.07- 2.25...................        2,097           4.5         $ 2.15         1,617      $ 2.16
$ 3.13- 4.50...................      714,350           2.5         $ 4.13       491,158      $ 4.04
$ 4.75- 7.06...................    1,217,539           2.9         $ 6.04       418,916      $ 6.18
$ 7.19-10.25...................      143,123           4.7         $ 7.95        55,227      $ 7.71
$11.50-17.25...................    1,823,994           4.8         $14.64       118,498      $13.65
$17.38-24.44...................      878,195           4.5         $19.57        81,730      $18.73
$26.19-39.25...................      698,598           4.7         $36.59         9,807      $33.96
$39.31-58.63...................      774,750           4.3         $44.40         3,065      $42.54
$59.00-75.38...................      175,050           4.2         $61.35             0      $    0
------------                       ---------           ---         ------     ---------      ------
$ 0.86-75.38 ..................    6,594,364           4.0         $19.14     1,345,629      $ 6.54
============                       =========           ===         ======     =========      ======

                           NEW ERA OF NETWORKS, INC.

(8) RELATED PARTY TRANSACTIONS

     During 1999, the Company funded approximately $19,666,000 toward a short-term loan to Greenwood Plaza Partners, LLP ("GPP") for construction of two buildings and a parking structure. GPP is principally owned by the Company's Chairman/Chief Executive Officer. The Company is currently leasing the completed portions of the buildings from GPP for use as its principal corporate headquarters. The initial lease term is for 10 years at an annual rental amount of approximately $941,000 and commenced upon occupancy of the building during August 1999. This initial annual lease rate is subject to two scheduled lease escalations in years six and nine at market rates. Total rent expense paid by the Company in 1999 under this lease was $425,000.

     In connection with this loan, the Company has committed to fund up to an additional $11,774,000. The loan matures in April 2000 and bears interest at a floating interest rate of 90-day LIBOR plus 2.05%. For 1999, the Company recorded interest income of approximately $684,000 from this note. GPP intends to obtain permanent financing from a third-party lender. The terms of the note receivable are consistent with those that were in place with GPP's previous construction financing lender and have been approved by the Company's Board of Directors. The loan is secured by the project's assets, the project's rental income and the personal guarantee of the Company's Chairman/Chief Executive Officer.

     A company owned by the Company's Chairman and Chief Executive Officer and relatives provides air transportation service for the Company. Total expenses incurred during the years 1999, 1998 and 1997 for services rendered by this related party was approximately $354,000, $309,000 and $57,000, respectively.

     On August 1, 1996, the Company entered into an employment agreement whereby the Company issued a revolving line of credit to an employee. Under this agreement, the employee may borrow up to $170,000, interest accrues at the prime interest rate, and borrowings are secured by the employee's stock options in the Company. The agreement matures on January 1, 2008, and interest is payable on a quarterly basis. Amounts outstanding under this agreement at January 1, 1999 will be payable in equal monthly installments through the maturity date. The amount outstanding under this agreement at December 31, 1999 and 1998 was approximately $138,000 and $150,000, respectively.

(9) COMMITMENTS AND CONTINGENCIES

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

     In May of 1998, with the roll-out of the jointly-developed MQIntegrator and MQSeries Integrator products, the Company began paying royalties to IBM for sales of these products made by the Company's direct sales force. In 1999 and 1998, a significant portion of cost of software licenses were attributable to this royalty obligation. In 2000, the Company's royalty obligation to IBM is expected to increase as sales of these products increase.

     In August of 1998, the Company began accruing royalties to JP Morgan for the sales of Business Event Manager. The Company's obligation under this arrangement is subject to a cumulative maximum of $3,750,000. As of December 31, 1999, the Company has accrued approximately $138,000 toward this cumulative maximum.

                           NEW ERA OF NETWORKS, INC.

  Operating Leases

     The Company leases its administrative offices, research facilities and certain equipment under noncancellable operating lease agreements. Rent expense under these leases for the years ended December 31, 1999, 1998 and 1997 was approximately $6,111,000, $2,494,000 and $650,000, respectively. The following is a schedule of future minimum lease payments for the years ending December 31:

2000...................................................  $ 6,050,000
2001...................................................    6,220,000
2002...................................................    5,833,000
2003...................................................    5,698,000
2004...................................................    4,916,000
Thereafter.............................................   27,789,000
                                                         -----------
                                                         $56,506,000
                                                         ===========

  Known Claims

     As of January 26, 2000, the Company has received no actual claims (except as noted in Note 13 below) and currently does not believe that the notices it has received will give rise to valid claims. It is impossible for the Company to currently estimate the magnitude of the financial impact, if any, these existing allegations might have on the Company's business, financial condition, or results of operations.

(10) SEGMENT INFORMATION AND CUSTOMER CONCENTRATIONS

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

                           NEW ERA OF NETWORKS, INC.

                                                      1999                                         1998
                                   ------------------------------------------   ------------------------------------------
                                               EUROPE    CORPORATE                          EUROPE    CORPORATE
                                     THE      AND ASIA      AND                   THE      AND ASIA      AND
                                   AMERICAS   PACIFIC      OTHER      TOTAL     AMERICAS   PACIFIC      OTHER      TOTAL
                                   --------   --------   ---------   --------   --------   --------   ---------   --------
                                                                   (AMOUNTS IN THOUSANDS)
Total revenues...................  $71,876    $43,137    $  11,211   $126,224   $43,603    $18,351    $  3,860    $ 65,814
Total cost of revenues...........   16,870     16,456        6,975     40,301     7,077      3,488       4,043      14,607
                                   -------    -------    ---------   --------   -------    -------    --------    --------
Gross profit.....................   55,006     26,681        4,236     85,923    36,526     14,863        (183)     51,207
Selling and marketing............   25,810     16,464       12,588     54,862    11,765      5,976       4,200      21,942
Research and development.........       --         --       34,873     34,873        --         --      15,839      15,839
General and administrative.......       --         --       15,620     15,620        --         --       6,571       6,571
                                   -------    -------    ---------   --------   -------    -------    --------    --------
Operating profit before
  acquisition-related and
  restructuring charges..........   29,196     10,217      (58,845)   (19,432)   24,761      8,887     (26,793)      6,855
Restructuring costs..............       --         --        7,445      7,445        --         --          --          --
Acquisition-related charges......       --         --       44,548     44,548        --         --      19,376      19,376
                                   -------    -------    ---------   --------   -------    -------    --------    --------
Operating profit (loss)..........   29,196     10,217     (110,838)   (71,425)   24,761      8,887     (46,169)    (12,521)
Other income and expense, net....       --         --        7,132      7,132        --         --       2,744       2,744
                                   -------    -------    ---------   --------   -------    -------    --------    --------
Net income (loss) before tax.....   29,196     10,217     (103,706)   (64,293)   24,761      8,887     (43,425)     (9,777)
Tax..............................       --         --       17,981     17,981        --         --      (1,278)     (1,278)
                                   -------    -------    ---------   --------   -------    -------    --------    --------
Net income (loss) after tax......  $29,196    $10,217    $ (85,725)  $(46,312)  $24,761    $ 8,887    $(42,147)   $ (8,499)
                                   =======    =======    =========   ========   =======    =======    ========    ========

                                                     1997
                                   -----------------------------------------
                                               EUROPE    CORPORATE
                                     THE      AND ASIA      AND
                                   AMERICAS   PACIFIC      OTHER      TOTAL
                                   --------   --------   ---------   -------
                                            (AMOUNTS IN THOUSANDS)
Total revenues...................  $16,304     $6,342    $     --    $22,646
Total cost of revenues...........    3,928        515         900      5,343
                                   -------     ------    --------    -------
Gross profit.....................   12,376      5,827        (900)    17,303
Selling and marketing............    5,543      1,568       1,713      8,824
Research and development.........       --         --       7,730      7,730
General and administrative.......       --         --       2,334      2,334
                                   -------     ------    --------    -------
Operating profit before
  acquisition-related and
  restructuring charges..........    6,833      4,259     (12,677)    (1,585)
Restructuring costs..............       --         --          --         --
Acquisition-related charges......       --         --       2,666      2,666
                                   -------     ------    --------    -------
Operating profit (loss)..........    6,833      4,259     (15,343)    (4,251)
Other income and expense, net....       --         --         745        745
                                   -------     ------    --------    -------
Net income (loss) before tax.....    6,833      4,259     (14,598)    (3,506)
Tax..............................       --         --          --         --
                                   -------     ------    --------    -------
Net income (loss) after tax......  $ 6,833     $4,259    $(14,598)   $(3,506)
                                   =======     ======    ========    =======

                           NEW ERA OF NETWORKS, INC.

     The Company's revenues from major customers (revenues in excess of 10% of total revenues) are from entities involved in the banking and financial services industries. The revenues from such customers as a percentage of total revenues for each of the three years ended December 31 are as follows:

CUSTOMER                                                      1999   1998   1997
--------                                                      ----   ----   ----
Company A...................................................   7%    10%    --
Company B...................................................   1%     1%    14%

(11) INTANGIBLES, NET, OTHER ASSETS, NET AND OTHER INCOME, NET

     Intangibles, net consists of the following:

                                                                  DECEMBER 31,
                                                           --------------------------
                                                               1999          1998
                                                           ------------   -----------
Goodwill, net............................................  $149,107,721   $44,821,536
Purchased software products, net.........................    21,275,233     7,055,113
Trademarks and other.....................................       182,868            --
                                                           ------------   -----------
                                                           $170,565,822   $51,876,649
                                                           ============   ===========

     Other assets, net consists of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Notes receivable............................................  $  142,051   $  155,000
Prepaids....................................................          --      212,091
Deposits....................................................     822,550      487,731
Equity investments..........................................     351,786      387,500
Other.......................................................      65,967      127,961
                                                              ----------   ----------
                                                              $1,382,354   $1,370,283
                                                              ==========   ==========

     Accrued liabilities consist of the following:

                                                                   DECEMBER 31,
                                                             ------------------------
                                                                1999          1998
                                                             -----------   ----------
Payroll and payroll related expenses.......................  $10,854,576   $4,687,183
Accrued restructuring charges..............................    3,288,582           --
Accrued royalties..........................................      379,012      303,499
Accrued business combination and deferred offering costs...      446,250      981,176
Accrued sales, use, vat and other taxes....................    1,399,624      489,969
Accrued contractor costs...................................      879,237      443,071
Other......................................................    1,864,694      952,028
                                                             -----------   ----------
                                                             $19,111,975   $7,856,926
                                                             ===========   ==========

                           NEW ERA OF NETWORKS, INC.

     Other income, net consists of the following:

                                                        YEAR ENDED DECEMBER 31,
                                                   ----------------------------------
                                                      1999         1998        1997
                                                   ----------   ----------   --------
Interest income..................................  $6,837,314   $2,893,124   $867,156
Related party interest income....................     683,732           --         --
Interest expense.................................     (62,173)     (46,675)   (82,434)
Other............................................    (326,526)    (102,703)   (39,917)
                                                   ----------   ----------   --------
                                                   $7,132,347   $2,743,746   $744,805
                                                   ==========   ==========   ========

                           NEW ERA OF NETWORKS, INC.

(12) SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following tables present unaudited quarterly consolidated statement of operations data for each quarter in the two years ended December 31, 1999. This data has been derived from unaudited consolidated financial statements totals that have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) that Management considers necessary for a fair presentation of such information. Management believes quarter-to-quarter comparisons of our financial results should not be relied upon as an indication of future performance, and operating results may fluctuate from quarter to quarter in the future.

                                                    THREE MONTHS ENDED
                                   -----------------------------------------------------
                                    DEC. 31,      SEPT. 30,     JUNE 30,      MARCH 31,
                                      1999          1999          1999          1999
                                   -----------   -----------   -----------   -----------
                                         (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Revenues:
 Software licenses...............  $    20,905   $    12,428   $     8,866   $    17,366
 Software maintenance............        5,301         4,077         3,702         3,097
 Professional services...........       12,400        15,361        13,573         9,148
                                   -----------   -----------   -----------   -----------
       Total revenues............       38,606        31,866        26,141        29,611
                                   -----------   -----------   -----------   -----------
Cost of revenues:
 Cost of software licenses.......          489           509           261           146
 Cost of services and
   maintenance...................       10,648        11,730        10,320         6,198
                                   -----------   -----------   -----------   -----------
       Total cost of revenues....       11,137        12,239        10,581         6,344
                                   -----------   -----------   -----------   -----------
 Gross profit....................       27,469        19,627        15,560        23,267
Operating expenses:
 Sales and marketing.............       15,538        16,078        13,421         9,825
 Research and development........        9,259         9,404         9,322         6,888
 General and administrative......        4,041         4,623         3,890         3,066
 Charge for acquired in-process
   research and development......           --            --            --            --
 Restructuring costs.............           --         7,445            --            --
 Amortization of intangibles and
   other acquisition-related
   charges.......................        7,187        32,309         3,352         1,700
                                   -----------   -----------   -----------   -----------
       Total operating
         expenses................       36,025        69,859        29,985        21,479
                                   -----------   -----------   -----------   -----------
 Income (loss) from operations...       (8,556)      (50,232)      (14,425)        1,788
 Other income (expense), net.....        1,452         1,736         1,760         2,184
                                   -----------   -----------   -----------   -----------
       Net income (loss) before
         provision for income
         taxes...................  $    (7,104)  $   (48,496)  $   (12,665)  $     3,972
Income tax benefit...............        1,967        13,560         3,844        (1,390)
                                   -----------   -----------   -----------   -----------
       Net income (loss).........  $    (5,137)  $   (34,936)  $    (8,821)  $     2,582
                                   ===========   ===========   ===========   ===========
Net income (loss) per share,
 basic...........................  $     (0.15)  $     (1.06)  $     (0.28)  $      0.08
                                   ===========   ===========   ===========   ===========
Weighted average shares of common
 stock outstanding, basic........   33,861,328    33,008,293    31,488,578    30,632,010
                                   ===========   ===========   ===========   ===========
Net income (loss) per share,
 diluted.........................  $     (0.15)  $     (1.06)  $     (0.28)  $      0.08
                                   ===========   ===========   ===========   ===========
Weighted average shares of common
 stock outstanding, diluted......   33,861,328    33,008,293    31,488,578    34,421,437
                                   ===========   ===========   ===========   ===========

                                                    THREE MONTHS ENDED
                                   -----------------------------------------------------
                                    DEC. 31,      SEPT. 30,     JUNE 30,      MARCH 31,
                                      1998          1998          1998          1998
                                   -----------   -----------   -----------   -----------
                                         (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Revenues:
 Software licenses...............  $    16,422   $    10,714   $     7,268   $     6,573
 Software maintenance............        2,408         1,244           840           420
 Professional services...........        8,479         5,505         3,352         2,589
                                   -----------   -----------   -----------   -----------
       Total revenues............       27,309        17,463        11,460         9,582
                                   -----------   -----------   -----------   -----------
Cost of revenues:
 Cost of software licenses.......          586           452           442           222
 Cost of services and
   maintenance...................        5,726         3,518         2,135         1,526
                                   -----------   -----------   -----------   -----------
       Total cost of revenues....        6,312         3,970         2,577         1,748
                                   -----------   -----------   -----------   -----------
 Gross profit....................       20,997        13,493         8,883         7,834
Operating expenses:
 Sales and marketing.............        8,776         5,733         3,828         3,606
 Research and development........        6,064         4,169         2,915         2,691
 General and administrative......        2,608         1,804         1,168           992
 Charge for acquired in-process
   research and development......           --        13,857         3,740            --
 Restructuring costs.............           --            --            --            --
 Amortization of intangibles and
   other acquisition-related
   charges.......................        1,165           482            82            49
                                   -----------   -----------   -----------   -----------
       Total operating
         expenses................       18,613        26,045        11,733         7,338
                                   -----------   -----------   -----------   -----------
 Income (loss) from operations...        2,384       (12,552)       (2,850)          496
 Other income (expense), net.....        1,061           896           491           296
                                   -----------   -----------   -----------   -----------
       Net income (loss) before
         provision for income
         taxes...................  $     3,445   $   (11,656)  $    (2,359)  $       792
Income tax benefit...............       (1,278)           --            --            --
                                   -----------   -----------   -----------   -----------
       Net income (loss).........  $     4,723   $   (11,656)  $    (2,359)  $       792
                                   ===========   ===========   ===========   ===========
Net income (loss) per share,
 basic...........................  $      0.18   $     (0.43)  $     (0.11)  $      0.04
                                   ===========   ===========   ===========   ===========
Weighted average shares of common
 stock outstanding, basic........   26,165,444    27,003,514    20,677,012    18,309,284
                                   ===========   ===========   ===========   ===========
Net income (loss) per share,
 diluted.........................  $      0.16   $     (0.43)  $     (0.11)  $      0.04
                                   ===========   ===========   ===========   ===========
Weighted average shares of common
 stock outstanding, diluted......   30,094,866    27,003,514    20,677,012    20,332,594
                                   ===========   ===========   ===========   ===========

                           NEW ERA OF NETWORKS, INC.

(13) LITIGATION

     The Company has been named as a defendant in a number of class action lawsuits alleging violation of the federal securities laws. Certain executive officers of the Company also are named as defendants. These lawsuits were filed in federal court in Colorado in July and August 1999. Most of the complaints in these lawsuits assert claims on behalf of purchasers of the Company's securities between April 21, 1999 and July 6, 1999. A few of the complaints assert claims on behalf of purchasers between October 29, 1998 and July 7, 1999. These lawsuits have been consolidated into a single class action. The complaints allege that the Company and the other defendants made material misrepresentations and omissions regarding the Company's business and prospects, causing harm to purchasers of the Company's securities. The complaints do not specify the amount of damages sought. These cases are in the early stages and the Company has not yet formally responded to the complaints. The Company believes this class action lawsuit is without merit. The Company intends to deny all material allegations and to defend itself vigorously. An adverse judgment or settlement in this lawsuit could have a material adverse effect on the Company's financial condition or results of operations. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1           -- Share Purchase Agreement dated June 12, 1998 by and among
                           Registrant, MSB Consultants Limited and the shareholders
                           of MSB (which is incorporated herein by reference to
                           Exhibit 2 to the Registrant's Current Report on Form 8-K
                           filed June 26, 1998).
          2.2           -- Share Acquisition Agreement dated September 30, 1998 by and among Registrant and the shareholders of Century
                           Analysis Incorporated (which is incorporated herein by
                           reference to Exhibit 2.1 to the Registrant's Current
                           Report on Form 8-K filed October 14, 1998).
          3.1           -- Amended and Restated Certificate of Incorporation, as
                           amended through May 21, 1997 (which is incorporated herein by reference to Exhibit 3.4 to the Registrant's
                           Registration Statement on Form S-1, Registration No.
                           333-20189 ("Registrant's 1997 S-1")).
          3.2           -- Amended and Restated Bylaws of Registrant, as amended
                           through February 2, 1998 (which is incorporated by
                           reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
          3.3           -- Certificate of Determination of Rights, Preferences and
                           Privileges of Series A Preferred Stock (included in
                           Exhibit 4.1).
          4.1           -- Form of Registrant's Common Stock Certificate (which is incorporated herein by reference to Exhibit 4.1 to the
                           Registrant's 1997 S-1).
          4.2           -- Preferred Shares Right Agreement, dated as of August 5,
                           1998 between the Registrant and Bank Boston N.A.,
                           including the Certificate of Designator, the Form of
                           Rights Certificate and the Summary of Rights attached
                           thereto as Exhibits A, B and C, respectively (which is
                           incorporated herein by reference to Exhibit 1 to the
                           Registrant's Registration Statement on Form 8-K/A
                           Amendment No. 1 filed August 17, 1998).
         10.1*          -- Form of Indemnification Agreement entered into by
                           Registrant with each of its directors and executive
                           officers (which is incorporated herein by reference to
                           Exhibit 10.1 to the Registrant's 1997 S-1).
         10.2*          -- 1995 Stock Option Plan, (amended and restated as of
                           January 3, 1997) and related agreements (which is
                           incorporated herein by reference to Exhibit 10.2 to the
                           Registrant's 1997 S-1).
         10.3*          -- 1997 Director Option Plan and related agreements (which is incorporated herein by reference to Exhibit 10.3 to the
                           Registrant's 1997 S-1).
         10.4*          -- 1997 Employee Stock Purchase Plan and related agreements
                           (which is incorporated herein by reference to Exhibit 10.4 to the Registrant's 1997 S-1).
         10.5*          -- 1998 Nonstatutory Stock Option Plan and related
                           agreements (which is incorporated herein by reference to
                           Exhibit 10.5 to the Registrant's 1998 10-k).
         10.6           -- Warrant to Purchase Stock issued to Silicon Valley Bank dated April 12, 1996 (which is incorporated herein by
                           reference to Exhibit 10.5 to the Registrant's 1997 S-1).
         10.7           -- Registration Rights Agreement between the Registrant and certain parties named therein dated May 9, 1995 (which is
                           incorporated herein by reference to Exhibit 10.9 to the
                           Registrant's 1997 S-1).
         10.8           -- Amendment No. 1 to Registration Rights Agreement between the Registrant and certain parties named therein dated
                           September 20, 1995 (which is incorporated herein by
                           reference to Exhibit 10.10 to the Registrant's 1997 S-1).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.9           -- Amendment No. 2 to Registration Rights Agreement between the Registrant and certain parties named therein dated
                           June 3, 1996 (which is incorporated herein by reference to
                           Exhibit 10.11 to the Registrant's 199 7 S-1).
         10.10          -- Standard Commercial Lease between Greenwood Plaza
                           Partners, LLC and the Registrant dated July 22, 1999.
         23.1           -- Consent of Arthur Andersen LLP.
         24.1           -- Power of Attorney (which is included on page 36 herein).
         27             -- Financial Data Schedule.

---------------

* Indicates management compensatory plan, contract or arrangement.