Form 10-Q
period 2000-03-31
NEW ERA OF NETWORKS INC
filed 2000-05-15
CIK 1028339

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

 [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes [X] No [ ]

         The number of shares of the issuer's Common Stock outstanding as of April 30, 2000 was 35,349,840.

================================================================================



                                      INDEX

                                                                                    PAGE
              PART I FINANCIAL INFORMATION                                          ----
Item 1.       Financial Statements................................................     3
              Consolidated Balance Sheets.........................................     3
              Consolidated Statements of Operations...............................     4
              Consolidated Statements of Cash Flows...............................     5
              Notes to Consolidated Financial Statements..........................     6
Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...........................................    10
Item 3.       Quantitative and Qualitative Disclosures about
              Market Risk.......................................................      20


              PART II OTHER INFORMATION

Item 1.       Legal Proceedings...................................................    22
Item 2.       Changes in Securities...............................................    22
Item 3.       Defaults Upon Senior Securities.....................................    22
Item 4.       Submission of Matters to a Vote of Security Holders.................    22
Item 5.       Other Information...................................................    22
Item 6.       Exhibits and Reports on Form 8-K....................................    22
Signatures........................................................................    23

                            NEW ERA OF NETWORKS, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                        MARCH 31,           DECEMBER 31,
                           ASSETS                                         2000                  1999
                                                                     ---------------       --------------
                                                                       (UNAUDITED)
Current assets:
  Cash and cash equivalents ....................................     $    36,783,067      $    49,796,989
  Short-term investments in marketable securities ..............                  --            7,682,786
  Accounts receivable, net of allowance for uncollectible
     accounts of $2,200,000 and $800,000, respectively .........          43,700,952           38,492,822
  Unbilled revenue .............................................           3,493,896            3,251,144
  Prepaid expenses and other ...................................           6,816,296            6,131,194
  Note receivable--related party ...............................          23,853,473           19,666,135
                                                                     ---------------      ---------------
          Total current assets .................................         114,647,684          125,021,070
                                                                     ---------------      ---------------
Property and equipment:
  Computer equipment and software ..............................          19,505,065           17,023,054
  Furniture, fixtures and equipment ............................           4,651,922            4,345,324
  Leasehold improvements .......................................           4,005,207            3,273,280
                                                                     ---------------      ---------------
                                                                          28,162,194           24,641,658
  Less--accumulated depreciation ...............................          (8,702,560)          (7,126,379)
                                                                     ---------------      ---------------
  Property and equipment, net ..................................          19,459,634           17,515,279
Long-term investments in marketable securities .................          37,251,740           37,335,205
Intangible assets, net .........................................         199,600,195          170,565,822
Deferred income taxes, net .....................................           9,407,763            7,700,765
Other assets, net ..............................................           1,450,389            1,382,354
                                                                     ---------------      ---------------
          Total assets .........................................     $   381,817,405      $   359,520,495
                                                                     ===============      ===============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .............................................     $     6,065,794      $     6,118,010
  Accrued liabilities ..........................................          14,647,075           19,111,975
  Current portion of deferred revenue ..........................          17,250,071           13,570,715
                                                                     ---------------      ---------------
          Total current liabilities ............................          37,962,940           38,800,700
Deferred revenue ...............................................              78,437               78,437
                                                                     ---------------      ---------------
          Total liabilities ....................................          38,041,377           38,879,137
                                                                     ---------------      ---------------
Stockholders' equity:
  Common stock, $.0001 par value, 200,000,000 shares
     authorized; 35,296,186 and 34,051,573 shares issued and
     outstanding, respectively .................................               3,531                3,405
  Additional paid-in capital ...................................         419,260,284          389,199,732
  Accumulated deficit ..........................................         (72,237,015)         (66,329,148)
  Accumulated other comprehensive loss .........................          (2,706,730)          (1,885,256)
  Treasury stock ...............................................            (347,375)            (347,375)
  Deferred stock-based compensation ............................            (196,667)                  --
                                                                     ---------------      ---------------
          Total stockholders' equity ...........................         343,776,028          320,641,358
                                                                     ---------------      ---------------
          Total liabilities and stockholders' equity ...........     $   381,817,405      $   359,520,495
                                                                     ===============      ===============

                 See notes to consolidated financial statements.

                            NEW ERA OF NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                          ------------------------------
                                                                              2000              1999
                                                                          ------------      ------------
Revenues:
  Software licenses .................................................     $ 24,073,914      $ 17,366,335
  Software maintenance ..............................................        5,264,256         3,096,519
  Professional services .............................................       12,753,646         9,147,877
                                                                          ------------      ------------
          Total revenues ............................................       42,091,816        29,610,731
                                                                          ------------      ------------
Cost of revenues:
  Cost of software licenses .........................................          554,717           145,668
  Cost of software maintenance and
     professional services ..........................................       10,069,275         6,198,786
                                                                          ------------      ------------
          Total cost of revenues ....................................       10,623,992         6,344,454
                                                                          ------------      ------------
Gross profit ........................................................       31,467,824        23,266,277
Operating expenses:
  Sales and marketing ...............................................       17,476,531         9,824,956
  Research and development ..........................................        9,367,223         6,887,822
  General and administrative ........................................        3,970,579         3,065,625
  Stock-based compensation
   and related payroll taxes ........................................          560,996                --
  Amortization of intangibles .......................................        7,439,905         1,699,766
                                                                          ------------      ------------
          Total operating expenses ..................................       38,815,234        21,478,169
                                                                          ------------      ------------
Income (loss) from operations .......................................       (7,347,410)        1,788,108
Other income, net ...................................................        1,640,292         2,184,363
                                                                          ------------      ------------
Income (loss) before income taxes....................................       (5,707,118)        3,972,471
Provision for income tax ............................................          200,749         1,390,365
                                                                          ------------      ------------
Net income (loss) ...................................................     $ (5,907,867)     $  2,582,106
                                                                          ============      ============
Net income (loss) per common
  share, basic ......................................................     $      (0.17)     $       0.08
                                                                          ------------      ------------
Net income (loss) per common
  share, diluted ....................................................     $      (0.17)     $       0.08
                                                                          ============      ============
Weighted average shares of common
  stock outstanding, basic ..........................................       34,691,960        30,632,010
                                                                          ============      ============
Weighted average shares of common
  stock outstanding, diluted ........................................       34,691,960        34,421,437
                                                                          ============      ============


                 See notes to consolidated financial statements.

                            NEW ERA OF NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                          ------------------------------------
                                                                                2000                 1999
                                                                          ---------------      ---------------
Cash flows from operating activities:
  Net income (loss) .................................................     $    (5,907,867)     $     2,582,106
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities--
    Depreciation and amortization ...................................           9,027,575            2,566,874
    Amortization of deferred stock-based compensation ...............              98,333                   --
    Provision for deferred income taxes, net ........................          (1,630,924)                  --
    Charge in lieu of income taxes ..................................           1,527,961                   --
    Option remeasurement, noncash employee severance charges ........             148,703                   --
    Loss on asset disposition .......................................              40,910                   --
  Changes in assets and liabilities--
    Accounts receivable, net ........................................          (2,138,829)          (1,192,097)
    Unbilled revenue ................................................          (1,204,487)            (983,040)
    Prepaid expenses and other ......................................            (622,540)          (2,376,484)
    Other assets, net ...............................................              86,975              596,034
    Accounts payable ................................................          (1,518,049)            (923,172)
    Accrued liabilities .............................................          (3,527,776)            (399,220)
    Accrued restructuring charges ...................................          (1,286,975)                  --
    Deferred revenue, current and long-term .........................           3,679,356             (893,504)
                                                                          ---------------      ---------------
         Net cash used in operating activities ......................          (3,227,634)          (1,022,503)
                                                                          ---------------      ---------------
Cash flows from investing activities:
  Purchases of short-term investments in marketable
    securities ......................................................                  --           (3,371,944)
  Proceeds from sale of short-term investments in
    marketable securities............................................           7,725,419            8,158,492
  Purchases of long-term investments in marketable
    securities ......................................................                  --          (11,308,894)
  Proceeds from sale of long-term investments in
    marketable securities............................................                  --            3,014,051
  Purchases of developed software and other intangibles .............              (7,518)          (4,248,583)
  Business combinations, net of cash acquired .......................         (17,683,223)          (2,727,399)
  Purchases of property and equipment ...............................          (3,371,258)          (3,665,979)
  Investment in note receivable--related party ......................          (4,187,338)                  --
                                                                          ---------------      ---------------
         Net cash used in investing activities ......................         (17,523,918)         (14,150,256)
                                                                          ---------------      ---------------
Cash flows from financing activities:
  Proceeds from issuance of common stock ............................           7,897,671            2,262,414
                                                                          ---------------      ---------------
         Net cash provided by financing activities ..................           7,897,671            2,262,414

Effect of exchange rate changes on cash .............................            (160,041)            (151,044)
                                                                          ---------------      ---------------
Net decrease in cash and cash equivalents ...........................         (13,013,922)         (13,061,389)
Cash and cash equivalents, beginning of period ......................          49,796,989          174,173,008
                                                                          ---------------      ---------------
Cash and cash equivalents, end of period ............................     $    36,783,067      $   161,111,620
                                                                          ===============      ===============
Supplemental cash flow information:
  Cash paid during the period for--
    Interest ........................................................     $         3,674      $         5,132
                                                                          ===============      ===============
    Taxes ...........................................................     $       303,963      $       616,845
                                                                          ===============      ===============
Supplemental disclosures of noncash transactions:
  Common stock issued for business combinations .....................     $    20,000,000      $     4,115,000
                                                                          ===============      ===============
  Accrued business combination costs ................................     $       118,000      $        30,181
                                                                          ===============      ===============
  Option remeasurement, noncash employee severance charges ..........     $       148,703      $            --
                                                                          ===============      ===============
  Accrued stock-based compensation................................        $       196,667      $            --
                                                                          ===============      ===============
  Accrued common stock offering costs ...............................     $            --      $       101,393
                                                                          ===============      ===============

                 See notes to consolidated financial statements.

                            NEW ERA OF NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

         The accompanying consolidated interim financial statements have been prepared by New Era of Networks, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The consolidated results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 2000.

         The accompanying unaudited consolidated interim financial statements reflect, in the opinion of management, all adjustments that are of a normal and recurring nature and that are necessary for a fair presentation of the financial position and results of operations for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to prior period financial statements to conform to the March 31, 2000 presentation.

2.   BUSINESS COMBINATION

PaperFree Systems, Inc.

         On March 24, 2000, the Company acquired all of the outstanding capital stock of PaperFree Systems, Inc. ("PaperFree"), a Delaware corporation. PaperFree is a leading provider of integration solutions concentrating on the payor-side of the healthcare market.

         The aggregate consideration paid by the Company was approximately $40,000,000, of which $20,000,000 was paid or payable in cash and approximately $20,000,000 was paid through the issuance of 283,881 shares of common stock of the Company. The fees and expenses related to the acquisition are estimated to be approximately $245,000. Additional shares of the Company's common stock may be issued to the sellers based on the market price of the Company's common stock at certain measurement dates after closing. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, liabilities and operating results of PaperFree have been included in the accompanying consolidated financial statements from March 24, 2000.

         An independent valuation of PaperFree's net assets will be performed to assist in the allocation of the purchase price. Upon the finalization of the purchase price allocation in the second quarter of 2000, we anticipate recording a deferred tax liability and corresponding increase to goodwill as values assigned to the software products and other intangibles are not amortizable for tax purposes.

3.   NET INCOME (LOSS) PER COMMON SHARE

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

4.   ACCUMULATED OTHER COMPREHENSIVE LOSS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The purpose of SFAS 130 is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The only items of other comprehensive income reported by the Company are the cumulative translation adjustment and unrealized loss on marketable securities available for sale. The Company's comprehensive income for the three months ended March 31, 2000 and 1999 was as follows:


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                        ----------------------------
                                                            2000             1999
                                                        -----------      -----------

Net income (loss) for the period ..................     $(5,907,867)     $ 2,582,106
Change in cumulative translation adjustment .......         312,698         (238,168)
Unrealized loss on marketable securities ..........      (1,134,172)              --
                                                        -----------      -----------
Accumulated other comprehensive income (loss) .....     $(6,729,341)     $ 2,343,938
                                                        ===========      ===========

5.   NOTE RECEIVABLE--RELATED PARTY

         Since the second quarter of 1999, the Company funded approximately $25,300,000 toward a short-term construction loan to Greenwood Plaza Partners, LLP ("GPP") for construction of two buildings and a parking structure ("Structure") in Englewood, Colorado. GPP is principally owned by the Company's Chief Executive Officer and Chairman of the Board. The Company has leased the Structure from GPP for use as its principal corporate headquarters and intends to sublease any unused excess capacity.

         The short-term construction loan, which matured in April 2000 and subsequently extended to May 2000, accrued interest at a floating interest rate of 90-day LIBOR plus 2.05%. In May 2000, GPP obtained interim financing from a third-party lender and used a portion of the loan proceeds to repay the amount it owed the Company. Terms of the interim financing require the Company to maintain up to $8.3 million of cash or investments with the lender. Such balance represents one source of collateral to the lender in recognition that the Company has a long term Master Lease on the entire Structure.

6.   STOCKHOLDERS' EQUITY

         On June 15, 1999, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized shares of common stock from 45,000,000 to 200,000,000. The Certificate of Amendment was filed with the State of Delaware on August 11, 1999. In August 1999, the NEON Board of Directors authorized the repurchase of up to 10% of NEON's outstanding shares of common stock over a 12-month period. During the third quarter of 1999 and the second quarter of 2000, the Company repurchased 20,000 shares at an average cost of $17.37 per share and 30,000 shares at an average cost of $30.48 per share, respectively.

7.   RESTRUCTURING CHARGES

         In July 1999, the Company's management and board of directors approved restructuring plans, which included initiatives to integrate the operations of the recently acquired companies, consolidate duplicative facilities, and reduce overhead. Total accrued restructuring costs of $7,445,000 were recorded in the third quarter related to these initiatives. With the exception of one facility relocation, all restructuring efforts were finalized by March 2000. Management expects the remaining restructuring efforts to be completed by September 2000.

         Accrued restructuring charges included $3,301,000 representing the cost of involuntary employee separation benefits related to approximately 150 employees worldwide. Employee separation benefits include severance, medical and other benefits. Employee separations affected the majority of business functions, job classes and geographies, with a majority of the reductions in North America and Europe. The restructuring plans also included costs totaling $4,149,000 associated with the closure and consolidation of office space, principally in North America and Europe.

         The accrued restructuring costs and amounts charged against the provision as of March 31, 2000 were as follows:


                                                  TOTAL
                                                 ACCRUED                      REMAINING
                                                   AT           CURRENT       ACCRUAL AT
                                               DECEMBER 31,     QUARTER       MARCH 31,
                                                  1999          SPENDING         2000
                                               ------------    ----------    -----------
Employee separations ......................     $  660,000     $  257,000     $  403,000
Facility closure costs ....................      2,628,000      1,030,000      1,598,000
                                                ----------     ----------     ----------
    Total accrued restructuring costs ......    $3,288,000     $1,287,000     $2,001,000
                                                ==========     ==========     ==========

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

    The Company classifies its business activities into three operating segments: The Americas; Europe and Asia Pacific; and Corporate and Other. Information regarding the Company's operations in these three operating segments, which are managed separately, is set forth below. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for consolidated results. There are no significant intersegment sales or transfers between the segments for the periods presented.



                                        THREE MONTHS ENDED MARCH 31, 2000                THREE MONTHS ENDED MARCH 31, 1999
                                  ---------------------------------------------     --------------------------------------------
                                               EUROPE                                            EUROPE
                                     THE      AND ASIA    CORPORATE                   THE       AND ASIA    CORPORATE
                                  AMERICAS     PACIFIC    AND OTHER     TOTAL       AMERICAS     PACIFIC    AND OTHER    TOTAL
                                  --------    --------    ---------    --------     --------    --------    ---------   --------
                                                                       (AMOUNTS IN THOUSANDS)

Total revenues ...............    $ 20,551    $  9,456    $ 12,085     $ 42,092     $ 17,375    $  8,206    $  4,030     $ 29,611
Total cost of revenues .......       4,224       2,816       3,584       10,624        3,663       1,536       1,145        6,344
                                  --------    --------    --------     --------     --------    --------    --------     --------
Gross profit .................      16,327       6,640       8,501       31,468       13,712       6,670       2,885       23,267
Selling and marketing ........       8,075       4,746       4,656       17,477        5,768       2,464       1,593        9,825
Research and development .....          --          --       9,367        9,367           --          --       6,888        6,888
General and administrative ...          --          --       3,971        3,971           --          --       3,066        3,066
                                  --------    --------    --------     --------     --------    --------    --------     --------
Operating profit (loss) before
  acquisition-related charges
  and stock-based compensation
  and related payroll taxes ..       8,252       1,894      (9,493)         653        7,944       4,206      (8,662)       3,488
Amortization of intangibles ..          --          --       7,440        7,440           --          --       1,700        1,700
Stock-based compensation and
  related taxes ..............          --          --         561          561           --          --          --           --
                                  --------    --------    --------     --------     --------    --------    --------     --------
Operating profit (loss) ......       8,252       1,894     (17,494)      (7,348)       7,944       4,206     (10,362)       1,788
Other income, net ............          --          --       1,640        1,640           --          --       2,184        2,184
                                  --------    --------    --------     --------     --------    --------    --------     --------
Net income (loss) before tax..       8,252       1,894     (15,854)      (5,708)       7,944       4,206      (8,178)       3,972
Tax provision.................          --          --         201          201           --          --       1,390        1,390
                                  --------    --------    --------     --------     --------    --------    --------     --------
Net income (loss) after tax ..    $  8,252    $  1,894    $(16,055)    $ (5,909)    $  7,944    $  4,206    $ (9,568)    $  2,582
                                  ========    ========    ========     ========     ========    ========    ========     ========

9.   LITIGATION

         The Company and certain of its executive officers are defendants in a consolidated class action lawsuit alleging violation of the federal securities laws. This action was filed in federal court in Colorado in July 1999. The complaint asserts claims on behalf of purchasers of the Company's securities from April 21, 1999 through July 6, 1999. The complaint alleges that the Company and the other defendants made material misrepresentations and omissions regarding the Company's business and prospects, causing harm to purchasers of the Company's securities. The complaint does not specify the amount of damages sought. This action is in the early stages and the Company has not yet formally responded to the complaint. The Company believes this class action lawsuit is without merit. The Company intends to deny all material allegations and to defend itself vigorously. An adverse judgment or settlement in this lawsuit could have a material adverse effect on the Company's financial condition or results of operations. The ultimate outcome of this action cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

         In January 2000, the Company and VIE Systems, Inc. were named as defendants in a lawsuit filed by New Paradigm Software Corp. ("New Paradigm") in U.S. District Court for the Southern District of New York. The complaint alleges breach of contract, interference with contract and unjust enrichment, and seeks compensatory and punitive damages as well as rescission. The Company has filed a motion to dismiss various claims, including the claim for punitive damages. The Company believes the lawsuit is without merit. The Company intends to deny all material allegations and to defend itself vigorously. An adverse judgment or settlement in the lawsuit could have a material adverse effect on the Company's financial condition or results of operations. The ultimate outcome of the action cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

10.  SUBSEQUENT EVENT

         In April 2000, the Company acquired all of the outstanding capital stock of Secco GmbH ("Secco"). The aggregate purchase price of Secco was $15 million, of which $12 million was paid in cash and $3 million was paid through the issuance of 86,925 shares of the Company's common stock. Additional shares of the Company's common stock may be issued based on the market price of the Company's common stock at certain measurement dates after closing. The acquisition will be accounted for under the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion in this Report on Form 10-Q contains certain trend analysis and other forward-looking statements. Words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," and "intend," and words of similar import are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to business and economic risks and uncertainties which are difficult to predict. Therefore, our actual results of operations may differ materially from those expressed or forecasted in the forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in this discussion under "Factors That May Affect Future Results" and other risks detailed from time to time in reports filed with the SEC. In addition, the discussion of our results of operations should be read in conjunction with matters described in detail in our 1999 Form 10-K Report.

OVERVIEW

         We began operations in January 1994 to develop, market and support enterprise software for application integration. In 1994 and 1995, our company was in the development stage and was principally focused on product development and assembling its management team and infrastructure. Software license revenues were not significant until the commercial release of our NEONet software in January 1996. Since such time, a substantial portion of our revenues has been attributable to licenses of NEONet and follow-on products such as MQIntegrator and e-Biz Integrator and related services. In December 1997, we entered into a license agreement with IBM for the joint development of a product designed to integrate IBM's MQSeries product with certain of our products. Under the terms of the agreement, both NEON and IBM began selling the resulting MQIntegrator or MQSeries Integrator products.

         In June 1997, we completed our initial public offering and issued 6,348,000 shares of common stock, and received net proceeds of approximately $34.3 million. In May and December 1998, we completed follow-on offerings and issued 4,757,000 and 4,780,000 shares of our common stock, respectively, and received net proceeds of approximately $50.6 million and $153.7 million, respectively.

RECENT ACQUISITIONS

         In March 2000, we acquired all of the outstanding capital stock of PaperFree Systems, Inc. ("PaperFree"). PaperFree is a leading provider of integration solutions concentrating on the payor-side of the healthcare market. The aggregate purchase price of PaperFree was $40 million, of which approximately $20 million was paid in cash and $20 million was paid through the issuance of 283,881 shares of common stock. Additional shares of our common stock may be issued based on the market price of our common stock at certain measurement dates after closing. The acquisition was accounted for under the purchase method of accounting.

         In April 2000, we acquired all of the outstanding capital stock of Secco GmbH ("Secco"). The aggregate purchase price of Secco was $15 million, of which $12 million was paid in cash and $3 million was paid through the issuance of 86,925 shares of our common stock. Additional shares of our common stock may be issued based on the market price of our stock at certain measurement dates after closing. The acquisition will be accounted for under the purchase method of accounting.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2000 AND 1999

    The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to total revenues:


                                                                              THREE MONTHS
                                                                                 ENDED
                                                                                MARCH 31,
                                                                             ---------------
                                                                             2000       1999
                                                                             ----       ----
             Revenues:
               Software licenses .......................................       57%        59%
               Software maintenance ....................................       13         10
               Professional services ...................................       30         31
                                                                             ----       ----
                       Total revenues ..................................      100        100
             Cost of revenues:
               Cost of software licenses(1) ............................        2          1
               Cost of software maintenance and professional
                  services(2) ..........................................       56         51
                                                                             ----       ----
                       Total cost of revenues ..........................       25         21
                                                                             ----       ----
             Gross profit ..............................................       75         79
             Operating expenses:
               Sales and marketing .....................................       42         33
               Research and development ................................       22         23
               General and administrative ..............................        9         10
               Stock-based compensation and related payroll taxes ......        1         --
               Amortization of intangibles..............................       18          6
                                                                             ----       ----
                       Total operating expenses ........................       92         72
                                                                             ----       ----
             Income (loss) from operations .............................      (17)         6
             Other income, net .........................................        4          7
                                                                             ----       ----
             Income (loss) before income taxes .........................      (13)        13
             Provision for income taxes ................................       --          5
                                                                             ----       ----
                       Net income (loss) ...............................      (13)%        9%
                                                                             ====       ====
                       Net income excluding stock-based compensation
                         and amortization of intangibles, net of tax
                         effect if taxed at a 35% rate .................        4%        12%
                                                                             ====       ====
----------

(1)  As a percentage of software licenses revenue.
(2)  As a percentage of software maintenance and professional services revenue.

REVENUES

         Our revenues grew by 42% to $42.1 million for the quarter ended March 31, 2000 from $29.6 million for the quarter ended March 31, 1999. Software license revenues and professional services revenues grew 39% and software maintenance revenues grew 70%. The revenue increase resulted from the growth of our direct sales force and professional services organizations, contribution from indirect channel partners, and from acquisitions.

         Software license revenue grew from $17.4 million in the three months ended March 31, 1999 to $24.1 million, or 57% of total revenues, in the three months ended March 31, 2000. The increase in software license revenue reflected growth in our revenues from indirect channels including IBM royalty income. A new arrangement with IBM, which provides for a fixed minimum royalty, is payable in each quarter of 2000 and followed by a variable royalty which is payable on a one quarter lag basis. In the second quarter of 1999, we began selling the MQSeries Integrator product through an IBM reseller arrangement known as Passport Advantage. Based on our interpretation of Staff Accounting Bulletin No. 101, we record only the net reseller margin we realize as license revenue. The growth in license revenue is also due to sales of new products such as e-Biz Integrator and e-Biz 2000 sold by our direct sales force. We expect that future software license revenue will reflect continued strength in the indirect channels, as well as include an increasing amount of software license revenue from the sale of the NEON e-Biz platforms and applications.

         Software maintenance revenue grew from $3.1 million or 10% of total revenues in the three months ended March 31, 1999, to $5.3 million or 13% of total revenues in the three months ended March 31, 2000. The increase in maintenance revenue is due primarily to maintenance sales to new customers and maintenance renewals on license contracts historically sold by companies acquired by NEON during 1997 through 1999, most notably Century Analysis, Inc. ("CAI"), which was acquired in September 1998. Professional services revenue grew from $9.1 million or 31% of total revenues in the three months ended March 31, 1999, to $12.8 million or 30% of total revenues in the three months ended March 31, 2000. The growth from 1999 to 2000 was due primarily to the acquisition of professional service organization SLI International AG in April 2000.

    For the three months ended March 31, 1999 and 2000, excluding royalties from IBM, our largest customer accounted for 10% and 7% of total revenues, respectively. To date, a significant portion of our revenues has been derived from sales to large banks and financial institutions. For the three months ended March 31, 1999 and 2000, sales to banks and financial institutions accounted for 40% and 27% of total revenues, respectively.

COST OF REVENUES

         Cost of revenues consists of costs of software licenses and costs of services and maintenance. As a percentage of total revenues, total cost of revenues increased from 21% in the three months ended March 31, 1999, to 25% in the three months ended March 31, 2000.

         Cost of software licenses consists primarily of royalty payments and costs of producing CD's and packaging. With the release of the jointly-developed MQIntegrator and MQSeries Integrator products, we became obligated to pay royalties to IBM for sales of these products made by our direct sales force. During both the three months ended March 31, 1999 and 2000, this royalty obligation was not material as most sales of MQSeries Integrator and MQIntegrator had been made by IBM or an IBM distributor.

         Cost of services and maintenance consists primarily of personnel, facility, and systems costs incurred in providing professional services consulting, training, and customer support services. As a percent of services and maintenance revenues, cost of services and maintenance was 51% and 56% in the three months ended March 31, 1999 and 2000, respectively. The higher percentage cost in 2000 resulted from a change in the type and geographic mix of consulting engagements.

OPERATING EXPENSES

  Sales and Marketing

         Sales and marketing expenses consist of salaries for sales and marketing personnel, commissions, travel and entertainment, and promotional expenses. Sales and marketing expenses were $9.8 million and $17.5 million, representing 33% and 42% of total revenues, respectively, in the three months ended March 31, 1999 and 2000. These increases were due primarily to our expansion of overall sales and marketing resources and advertising and promotional expenses. Our commissioned sales force grew from 64 at March 31, 1999 to 87 at March 31, 2000. In addition, we continued to expand the sales team responsible for supporting indirect channel sales. We expect to continue to expand the direct sales force and professional marketing staff, further increase our international presence, and continue to develop our indirect sales channels and increase promotional activity. Accordingly, we expect sales and marketing expense to continue to grow in absolute dollars.

  Research and Development

         Research and development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of employee salaries, consultant costs and benefits. We have not capitalized software development costs and have expensed all of these costs as incurred in accordance with Statement of Financial Accounting Standards No. 86. Research and development expenses were $6.9 million and $9.4 million, representing 23% and 22% of total revenues in the three months ended March 31, 1999 and 2000, respectively. The increase in research and development expenses is primarily attributable to hiring additional technical personnel engaged in software development activities. Our research and development staff grew from 249 at March 31, 1999 to 280 at March 31, 2000. We currently anticipate that research and development expenses may continue to increase in absolute dollars as we continue to commit substantial resources to new product development.

  General and Administrative

         General and administrative expenses consist primarily of salaries and related costs, outside professional fees, and software and equipment costs associated with the finance, legal, human resources, and administrative functions. General and administrative expenses were $3.1 million and $4.0 million, representing 10% and 9% of total revenues, respectively, in the three months ended March 31, 1999 and 2000, respectively. General and administrative expenses grew in absolute dollars as we added personnel to all administrative areas. We expect general and administrative expenses to continue to grow in absolute dollars from expected increases in personnel, implementation of additional management information systems associated with our business growth, and continuation of our international expansion.

OTHER INCOME, NET

         Other income, net includes interest income earned on cash, cash equivalents, short-term and long-term marketable securities, notes receivable--related party, interest expense, foreign currency gains and losses, and other nonoperating income and expenses. We recorded net other income of $2.1 million and $1.6 million in the three months ended March 31, 1999 and 2000, respectively. The decrease in net other income from 1999 to 2000 resulted primarily from a decrease in invested cash balances due to cash paid for acquisitions. During the second quarter of 1999, we began funding a short-term construction loan to Greenwood Plaza Partners, LLP. In the three months ended March 31, 2000, we recorded approximately $435,000 of interest income earned on this note. The short-term construction loan was fully paid with interest in May 2000 and is no longer outstanding. We anticipate interest income will decline in future periods as cash balances may be used to fund potential future acquisitions and our ongoing operations.

PROVISION FOR INCOME TAX

    The provision for income taxes for the three months ended March 31, 2000 consists of state and foreign taxes projected to be payable with respect to income for the period attributable to those jurisdictions. We presently expect to pay no federal income taxes for year 2000 based on projected taxable income, including deductions related to stock options exercised during the first quarter of 2000. We estimate our effective tax rate for the year, exclusive of state and foreign taxes currently payable, will be zero. We currently expect to increase the valuation allowance during 2000 to offset any projected increases in our net deferred tax assets that exceed the current tax provision computed on income exclusive of deductions from the exercise of stock options. The tax benefit of such deduction is recorded as an increase to shareholder equity.

    The valuation allowance against our deferred tax assets increased to approximately $11.9 million at December 31, 1999. A portion of the valuation allowance, $2.7 million, relates to tax loss carryforwards of purchased businesses. If these deferred tax assets are realized, the benefit will reduce goodwill arising from prior acquisitions. An additional portion of the allowance, $9.2 million, relates to stock option compensation deductions included in our net operating loss carryforwards. If and when we determine to reverse that portion of the valuation allowance, the benefit will be added to paid-in capital, rather than being shown as a reduction of future income tax expense. The same treatment will apply to any portion of our net operating loss attributable to our stock option deductions generated during the year 2000.

NET INCOME (LOSS)

We reported a net loss of $5.9 million, or $0.17 per share, for the three months ended March 31, 2000. The loss includes acquisition-related charges and stock-based compensation and related payroll taxes of approximately $8.0 million. Excluding these charges and assuming a 35% tax rate, we generated a net income of approximately $1.5 million, or $0.04 per diluted share. We reported net income for the three months ended March 31, 1999 of approximately $2.6 million or $0.08 per diluted share. Excluding acquisition-related amortization and assuming a 35% tax rate, we generated net income for the three months ended March 31, 1999 of $3.7 million or $0.11 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, our principal sources of liquidity consisted of $74.0 million of cash, cash equivalents, short-term and long-term investments in marketable securities compared with $94.8 million at December 31, 1999. No amounts were outstanding under the line of credit during the three-month periods ended March 31, 2000 or 1999. The Company had working capital of $76.7 million at March 31, 2000. Included in determining such amounts are short-term deferred revenue and customer deposits of $17.3 million. The majority of short-term deferred revenue represents annual support payments billed to customers, which is recognized ratably as revenue over the support service period. Without the short-term deferred revenue and customer deposits, working capital would have been $94.0 million.

         We used $3.2 million in cash for operating activities during the three-month period ended March 31, 2000 compared to $1.0 million in cash during the three-month period ended March 31, 1999. The decrease in operating cash flow was due to the use of cash to pay for restructuring charges accrued in the third quarter of 1999. Our accounts receivable, net increased to $43.7 million at March 31, 2000 compared to $38.8 million at December 31, 1999. Of the $4.9 million increase in accounts receivable, net, $3.0 million of the increase was due to acquisitions which occurred in the first quarter of 2000. As required by purchase accounting, our accounts receivable balance includes the acquired entity's accounts receivable balance while sales are included only from the effective date of the acquisition.

         We used $17.5 million in cash for investing activities for the three-month period ended March 31, 2000 compared to $14.2 million for the three-month period ended March 31, 1999. In the three months ended March 31, 2000, we continued to invest cash in business combinations. The most significant cash outlays for acquisitions resulted from the PaperFree acquisition with net cash investments of approximately $20.0 million. During the first three months of both years, we purchased furniture, fixtures and equipment necessary to support our expanding operations. During the first quarter of 2000, we funded approximately $4.2 million toward a short-term construction loan to Greenwood Plaza Partners, LLP ("GPP") for construction of two buildings and a parking structure. GPP is principally owned by the Company's Chief Executive Officer and Chairman of the Board. We replaced an existing lender for the first phase of construction and have funded $23.9 million for one year at a floating interest rate of 90-day LIBOR plus 2.05%. The Company has leased the buildings from GPP for use as its principal corporate headquarters. In May 2000, GPP obtained interim financing from a third-party lender and repaid the related party note receivable. Terms of the new financing require the Company to maintain a restricted cash balance of up to $8.3 million with the lender as one source of collateral for the loan, as the Company has leased the entire structure.

         Financing activities provided $7.9 million in cash during the first three months of 2000 compared to $2.3 million for the same period last year. For both periods, this cash was primarily from exercises of common stock options and the Employee Stock Purchase Plan.

         We believe that our existing balances of cash, cash equivalents and long-term investments in marketable securities will be sufficient to meet our anticipated working capital and capital expenditure needs at least for the next 12 months. Thereafter, we may require additional sources of funds to continue to support our business. There can be no assurance that such capital, if needed, will be available or will be available on terms acceptable to us.

IN-PROCESS RESEARCH AND DEVELOPMENT

    During fiscal year 1998, we acquired Century Analysis, Inc. (CAI), and MSB Consultants (MSB). In-process research and development (IPR&D) projects acquired from MSB were completed during fiscal year 1999. Complete information regarding the completion of the MSB IPR&D projects is included in the 10-K for the year ended 1999. We continued to incur research and development expenses in Q1 2000 on the IPR&D projects acquired from CAI. Detailed descriptions of these projects were included in our 10-K for the year ended 1998; specific activities for Q1 2000 follows.

    As of the date of the CAI acquisition, CAI had invested $4.9 million in the IPR&D identified in our 10-K. We estimated an additional $4.2 million would be required over the next 12 to 18 months following the acquisition to develop the products to commercial viability.

    We have continued to invest additional R&D dollars in the acquired IPR&D projects. In Q1 2000, we expended approximately sixty-three man months on the acquired CAI projects in total. We are contemplating various strategies with respect to the continued development of the IPR&D projects. Significant achievements have been accomplished as of the valuation date on the IPR&D projects such as the development of frameworks for design and coding, and construction of the various codes and surrounding architectures. We continue to make progress in these areas, among others.

    On December 31, 1998, we projected the remaining costs required to complete the next generation Impact/TDM project would be approximately $1.7 million should this project be completed as anticipated on the acquisition date. In Q1 2000 we spent roughly $320,000 towards the further development of Impact/TDM. The next generation Impact/TDM project has been incorporated into our NEON Common Service Architecture, and the continued development and remaining costs for completion are being incorporated into this global architecture strategy. We estimate the total costs for the Impact/TDM project within our global architecture to be approximately the same as initially projected.

    CAI had expended a total of approximately $3.1 million on Component-related projects prior to the closing of the acquisition. For these projects to reach technological feasibility, additional efforts were projected to cost approximately $850,000. In Q1 2000 NEON spent roughly $190,000 towards these Component-related projects. Portions of CAI's Component-related technology have been incorporated into NEON's products. Additional components will be further rolled into NEON product releases in the year 2000.

    CAI had expended approximately $1.1 million on Other Enterprise Technology Solutions as of September 1998. For these projects to reach technological feasibility, we projected additional efforts would need to be accomplished in a timely manner and would cost approximately $1.6 million. We continue to spend on these projects and at this time significant additional achievements have been made. Specifically, we spent roughly $100,000 towards the development of XML and CORBA technology in Q1 2000. XML Technology was released in the third quarter of 1999 and further enhancements will be made into the first part of 2000. CORBA technology was being developed into a stand alone adapter product. However, due to changes in NEON's corporate technology strategy CORBA technology is now being incorporated into future product releases. The CORBA product was scheduled to be released in Q2 2000. It will now be incorporated into product releases scheduled for the second half of 2000.

    We do not break down revenues attributable specifically to CAI-products. As products are offered both as a suite and as individual applications, NEON license fees are not necessarily application specific. However, we believe overall revenues generated to date concur with the assumptions used in the valuation analysis. We believe the total forecast for CAI projects remains substantially the same as in the valuation study over the remaining life of the products.

    We currently believe expenses associated with completing the purchased in-process research and development are consistent with the estimates used in the valuation. In addition, completion dates for the development projects discussed above remain consistent with projections used at the time of the acquisition as well as are consistent with the numbers presented in this analysis. Research and development spending with respect to these offerings is expected to continue at a rate that is consistent with our overall research and development spending. We do not believe the acquisition resulted in any material changes in our profit margins or in selling, general and administrative expenses. We do not believe we achieved any material expense reductions or synergies as a result of the acquisition.

    The rates utilized to discount the net cash flows to their present value were consistent with the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects. Discount rates of 35% and 35% for CAI were deemed appropriate for the business enterprises and for the acquired completed in-process research and development, respectively. These discount rates were consistent with the acquired company's various stages of development; the uncertainties in the economic estimates described above; the inherent uncertainty at the time of the acquisition surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and the inherent uncertainties of the technological advances that were indeterminable at the time of the acquisition.

FOREIGN CURRENCY RISK

    We operate wholly owned subsidiaries located in England, France, Switzerland, Germany, Australia, Japan, Malaysia, Hong Kong and Singapore. Sales and expenses from these operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. The changes in foreign exchange rates may positively or negatively affect our sales, gross margins and retained earnings. We do not believe that reasonably possible near-term changes in exchange rates will result in a material effect on our future earnings, fair values or cash flows and, therefore, have chosen not to enter into foreign currency hedging instruments. There can be no assurance that this approach will be successful, especially in the event of a significant and sudden decline in the value of foreign exchange rates relative to the United States dollar. See
Item 3, "Quantitative and Qualitative Disclosures about Market Risk."

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"). SFAS 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Data of FASB Statement No. 133" ("SFAS 137") was issued. SFAS 137 deferred the effective date until fiscal years beginning after June 15, 2000. We have not engaged in hedging activities or invested in derivative instruments.

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

     o the continued growth of the e-Business Integration and Enterprise Application Integration ("EAI") software markets;

     o the size of the orders for our products, and the timing of such orders;

     o    potential delays in our implementations at customer sites;

     o    continued development of indirect distribution channels;

     o    increased demand for our products;

     o    the timing of our product releases;

     o    competition;

     o the effects of global economic uncertainty on capital expenditures for software.

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

         Our revenue growth in 1999 and in the first quarter of 2000 reflected strong sales of MQIntegrator and MQSeries Integrator through IBM's distribution and reseller channel. Revenue from indirect channel partners, including IBM, accounted for approximately 40% of software license revenues in the first quarter of 1999 and in the first quarter of 2000. We expect that IBM and our other partners will account for a material percentage of our software license revenue for the remainder of 2000. Any delay or shortfall in such revenues from our partners could have a material adverse effect on our business and operating results.

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

         An investor in our common stock must evaluate the risks, uncertainties, expenses and difficulties frequently encountered by early stage companies in rapidly evolving markets. We have had only a limited operating history upon which an evaluation of our Company and its prospects can be based. Prior to 1996, we recorded only nominal product revenue and, including acquisition-related charges, we have not been profitable on an annual basis. At March 31, 2000, our Company had an accumulated deficit of approximately $77.2 million (which includes acquisition-related charges and stock-based compensation and related taxes). To address these risks and uncertainties, we must do the following:

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

         We may from time to time acquire companies with complementary products and services in the application integration or other related software markets. Between September 1997 and May 2000, we acquired ten companies. These acquisitions will expose us to increased risks and costs, including the following:

     o    assimilating new operations, systems, technology and personnel;

     o    diverting financial and management resources from existing operations.

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

         We must plan and manage effectively in order to successfully offer products and services and implement our business plan in a rapidly evolving market. We continue to increase the scope of our operations domestically and internationally and have grown our headcount substantially. For example, at January 1, 1996, we had a total of 35 employees and at March 31, 2000 we had a total of 1,023 employees. We may further expand domestically or internationally through internal growth or through acquisitions of related companies and technologies. This growth will continue to place a significant strain on our management systems and resources.

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

    A significant portion of our revenue has come from a small number of large purchasers. In the three months ended March 31, 1999 and 2000, excluding royalties from IBM, our top ten customers accounted for 49% and 30% of total revenues, respectively. In the three months ended March 31, 1999 and 2000, our largest customer, excluding royalties from IBM, accounted for approximately 10% and 7% of our total revenues, respectively. Historically, our revenues have been derived primarily from sales to large banks and financial institutions. Sales to large banks and financial institutions accounted for 40% of total revenues in the three months ended March 31, 1999 and approximately 27% of total revenues in the three months ended March 31, 2000. These customers or other customers may not continue to purchase our products. Our failure to add new customers that make significant purchases of our products and services would have a harmful effect on our business, financial condition and results of operations.

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

FOREIGN CURRENCY EXCHANGE RATES

         Operations outside of the U.S. expose us to foreign currency exchange rate changes and could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. During the first three months of 2000, 24% of our total revenue was generated from our international operations, and the net assets of our foreign subsidiaries totaled 10.5% of consolidated net assets as of March 31, 2000. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the U.S. primarily through wholly owned subsidiaries in England, France, Switzerland, Australia, Germany, Japan, Malaysia, Hong Kong and Singapore. These foreign subsidiaries use local currencies as their functional currency, as sales are generated and expenses are incurred in such currencies. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct our operations as compared to the U.S. dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We do not believe that possible near-term changes in exchange rates will result in a material effect on our future earnings or cash flows and, therefore, have chosen not to enter into foreign currency hedging instruments. There can be no assurance that such approach will be successful, especially in the event of a sudden and significant decline in the value of the U.S. dollar relative to foreign currencies.

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

                                    PART II.

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In January 2000, the Company and VIE Systems, Inc. were named as defendants in a lawsuit filed by New Paradigm Software Corp. ("New Paradigm") in U.S. District Court for the Southern District of New York. The Company acquired 100% of the outstanding stock of VIE Systems, Inc. ("VIE") in April 1999. VIE's assets included a formatting software product call Copernicus(TM). VIE had previously acquired the Copernicus product from New Paradigm in July 1997, at which time New Paradigm had retained a 5% royalty interest in the product. The Company holds a contractual right to purchase the retained 5% royalty interest from New Paradigm through July 2001 for $1,000,000. The complaint alleges breach of contract, interference with contract and unjust enrichment, and seeks compensatory and punitive damages as well as rescission of the July 1997 sale to VIE based upon allegations that the Company is not using reasonable efforts to sell the Copernicus product and that certain of the Company's other products are unfairly similar to the Copernicus product. The Company has filed a motion to dismiss various claims, including the claim for punitive damages. The Company believes the lawsuit is without merit. The Company intends to deny all material allegations and to defend itself vigorously. An adverse judgment or settlement in the lawsuit could have a material adverse effect on the Company's financial condition or results of operations. The ultimate outcome of the action cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES

         In August 1999, the NEON Board of Directors authorized the repurchase of up to 10% of NEON's outstanding shares of common stock over a 12-month period. During the third quarter of 1999 and the second quarter of 2000, a total of 20,000 shares and 30,000 shares, respectively, were repurchased by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit


                          EXHIBIT NO.          DESCRIPTION
                          ----------   --------------------------
                            27.1       - Financial Data Schedule.

     (b)  Reports on Form 8-K

     (1) A Form 8-K was filed April 13, 2000 with respect to the acquisition of PaperFree Systems, Inc., a Delaware corporation pursuant to an Agreement and Plan of Reorganization effective June 28, 1999 between Microscript, Inc., the Registrant and a wholly-owned subsidiary of the Registrant.

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

Date: May 15, 2000

                                  EXHIBIT INDEX



       EXHIBIT NO.                     DESCRIPTION
       -----------              --------------------------

          27.1                  - Financial Data Schedule.