Form 10-Q
period 2000-06-30
NEW ERA OF NETWORKS INC
filed 2000-08-14
CIK 1028339

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                                   ----------

                        COMMISSION FILE NUMBER 000-22043

                                   ----------

                            NEW ERA OF NETWORKS, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                           84-1234845
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                               ONE GREENWOOD PLAZA
                         6550 GREENWOOD PLAZA BOULEVARD
                            ENGLEWOOD, COLORADO 80111
                    (Address of principal executive offices)

       Registrant's Telephone Number, including area code: (303) 694-3933

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes [X] No [ ]

     The number of shares of the issuer's Common Stock outstanding as of July 31, 2000 was 35,896,804.


================================================================================

                                      INDEX

                                                                            PAGE
                                                                            ----
                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements ..............................................   3
        Consolidated Balance Sheets .......................................   3
        Consolidated Statements of Operations .............................   4
        Consolidated Statements of Cash Flows .............................   5
        Notes to Consolidated Financial Statements ........................   6
Item 2. Management's  Discussion  and  Analysis of Financial
        Condition and Results of Operations ...............................  11
Item 3. Quantitative and Qualitative Disclosures about
        Market Risk .......................................................  22


                            PART II OTHER INFORMATION

Item 1. Legal Proceedings .................................................  24
Item 2. Changes in Securities .............................................  24
Item 3. Defaults Upon Senior Securities ...................................  24
Item 4. Submission of Matters to a Vote of Security Holders ...............  24
Item 5. Other Information .................................................  25
Item 6. Exhibits and Reports on Form 8-K ..................................  25
Signatures ................................................................  26

                            NEW ERA OF NETWORKS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                  JUNE 30,      DECEMBER 31,
                             ASSETS                                 2000             1999
                                                               -------------    -------------
                                                                (UNAUDITED)
Current assets:
  Cash and cash equivalents ................................   $  24,437,011    $  49,796,989
  Restricted cash ..........................................       1,265,000               --
  Short-term investments in marketable securities ..........      13,777,854        7,682,786
  Accounts receivable, net of allowance for uncollectible
     accounts of $4,024,000 and $1,885,000, respectively ...      51,831,168       38,492,822
  Unbilled revenue .........................................       2,272,834        3,251,144
  Prepaid expenses and other ...............................       6,971,385        6,131,194
  Note receivable--related party ...........................              --       19,666,135
                                                               -------------    -------------
          Total current assets .............................     100,555,252      125,021,070
                                                               -------------    -------------
Property and equipment:
  Computer equipment and software ..........................      23,327,602       17,023,054
  Furniture, fixtures and equipment ........................       5,085,699        4,345,324
  Leasehold improvements ...................................       5,030,704        3,273,280
                                                               -------------    -------------
                                                                  33,444,005       24,641,658
  Less--accumulated depreciation ...........................     (10,559,843)      (7,126,379)
                                                               -------------    -------------
  Property and equipment, net ..............................      22,884,162       17,515,279
Long-term investments in marketable securities .............      35,365,194       37,335,205
Restricted long-term investments in marketable securities ..       7,000,000               --
Intangible assets, net .....................................     207,508,964      170,565,822
Deferred income taxes, net .................................      10,646,510        7,700,765
Other assets, net ..........................................       1,052,941        1,382,354
                                                               -------------    -------------
          Total assets .....................................   $ 385,013,023    $ 359,520,495
                                                               =============    =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .........................................   $   6,569,796    $   6,118,010
  Accrued liabilities ......................................      17,528,769       19,111,975
  Current portion of deferred revenue ......................      19,030,897       13,570,715
                                                               -------------    -------------
          Total current liabilities ........................      43,129,462       38,800,700
Deferred revenue ...........................................          78,437           78,437
                                                               -------------    -------------
          Total liabilities ................................      43,207,899       38,879,137
                                                               -------------    -------------
Stockholders' equity:
  Common stock, $.0001 par value, 200,000,000 shares
     authorized; 35,898,556 and 34,051,573 shares issued
     and outstanding, respectively .........................           3,586            3,405
  Additional paid-in capital ...............................     424,866,764      389,199,732
  Accumulated deficit ......................................     (78,562,061)     (66,329,148)
  Accumulated other comprehensive loss .....................      (2,824,996)      (1,885,256)
  Treasury stock, 60,000 and 20,000 shares of common
     stock, at cost, respectively ..........................      (1,506,085)        (347,375)
  Deferred stock-based compensation ........................        (172,084)              --
                                                               -------------    -------------
          Total stockholders' equity .......................     341,805,124      320,641,358
                                                               -------------    -------------
          Total liabilities and stockholders' equity .......   $ 385,013,023    $ 359,520,495
                                                               =============    =============

                 See notes to consolidated financial statements.

                            NEW ERA OF NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       JUNE 30,                          JUNE 30,
                                             ----------------------------    ----------------------------
                                                 2000            1999            2000            1999
                                             ------------    ------------    ------------    ------------
Revenues:
  Software licenses ......................   $ 28,359,481    $  8,866,086    $ 52,433,395    $ 26,232,421
  Software maintenance ...................      5,585,398       3,702,207      10,849,654       6,798,726
  Professional services ..................     16,973,591      13,572,927      29,727,237      22,720,804
                                             ------------    ------------    ------------    ------------
          Total revenues .................     50,918,470      26,141,220      93,010,286      55,751,951
                                             ------------    ------------    ------------    ------------
Cost of revenues:
  Cost of software licenses ..............        530,495         261,446       1,085,212         407,114
  Cost of software maintenance and
    professional services ................     13,435,594      10,319,242      23,504,869      16,518,028
                                             ------------    ------------    ------------    ------------
          Total cost of revenues .........     13,966,089      10,580,688      24,590,081      16,925,142
                                             ------------    ------------    ------------    ------------
Gross profit .............................     36,952,381      15,560,532      68,420,205      38,826,809
                                             ------------    ------------    ------------    ------------
Operating expenses:
  Sales and marketing ....................     19,420,327      13,420,959      36,896,858      23,245,915
  Research and development ...............     11,011,122       9,322,615      20,378,345      16,210,437
  General and administrative .............      4,110,553       3,889,954       8,081,132       6,955,579
  Stock-based compensation
   and related payroll taxes .............         51,223              --         612,219              --
  Amortization of intangibles and
    other acquisition-related charges ....      9,499,307       3,352,531      16,939,212       5,052,297
                                             ------------    ------------    ------------    ------------
          Total operating expenses .......     44,092,532      29,986,059      82,907,766      51,464,228
                                             ------------    ------------    ------------    ------------
Loss from operations .....................     (7,140,151)    (14,425,527)    (14,487,561)    (12,637,419)
Other income, net ........................      1,019,357       1,758,849       2,659,649       3,943,212
                                             ------------    ------------    ------------    ------------
Loss before income taxes .................     (6,120,794)    (12,666,678)    (11,827,912)     (8,694,207)
Benefit (provision) from income taxes ....       (204,252)      3,844,015        (405,001)      2,453,650
                                             ------------    ------------    ------------    ------------
Net loss .................................   $ (6,325,046)   $ (8,822,663)   $(12,232,913)   $ (6,240,557)
                                             ============    ============    ============    ============
Net loss per common share, basic
  and diluted ............................   $      (0.18)   $      (0.28)   $      (0.35)   $      (0.20)
                                             ============    ============    ============    ============
Weighted average shares of common
  stock outstanding, basic and diluted ...     35,614,364      31,488,578      35,163,335      31,060,294
                                             ============    ============    ============    ============

                 See notes to consolidated financial statements.

                            NEW ERA OF NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    SIX MONTHS ENDED
                                                                         JUNE 30,
                                                              ------------------------------
                                                                   2000             1999
                                                              -------------    -------------
Cash flows from operating activities:
  Net loss ................................................   $ (12,232,913)   $  (6,240,557)
  Adjustments to reconcile net loss to net cash
    used in operating activities--
    Depreciation and amortization .........................      20,070,059        6,949,685
    Minority interest share of losses .....................              --          (12,720)
    Amortization of deferred stock-based compensation
      and option remeasurement ............................         271,619               --
    Benefit for deferred income taxes, net ................      (2,869,669)      (3,051,646)
    Charge in lieu of income taxes ........................       2,867,107               --
    Loss on asset disposition .............................          40,910               --
  Changes in assets and liabilities--
    Accounts receivable, net ..............................     (11,249,466)      (3,459,543)
    Unbilled revenue ......................................          16,575       (1,071,800)
    Prepaid expenses and other ............................        (771,574)      (3,140,620)
    Other assets, net .....................................         516,279          748,645
    Accounts payable ......................................      (1,998,012)          55,435
    Accrued liabilities ...................................      (1,487,050)      (3,664,869)
    Accrued restructuring charges .........................      (1,524,731)              --
    Deferred revenue, current and long-term ...............       5,460,182       (1,257,639)
                                                              -------------    -------------
         Net cash used in operating activities ............      (2,890,684)     (14,145,629)
                                                              -------------    -------------
Cash flows from investing activities:
  Purchases of short-term investments in marketable
    securities ............................................     (19,950,644)     (15,350,805)
  Proceeds from sale of short-term investments in
    marketable securities .................................      12,840,949       14,030,521
  Purchases of long-term investments in marketable
    securities ............................................     (11,142,946)     (33,507,645)
  Proceeds from sale of long-term investments in
    marketable securities .................................       6,029,492        3,037,212
  Purchases of developed software and other intangibles ...          (7,518)      (4,248,583)
  Business combinations, net of cash acquired .............     (29,110,126)     (37,303,959)
  Purchases of property and equipment .....................      (8,454,936)      (6,189,091)
  Collection of note receivable--related party ............      25,409,244               --
  Advances on note receivable--related party ..............      (5,743,600)      (7,899,412)
                                                              -------------    -------------
         Net cash used in investing activities ............     (30,130,085)     (87,431,762)
                                                              -------------    -------------
Cash flows from financing activities:
  Proceeds from issuances of common stock .................       9,165,060        3,660,461
  Purchases of treasury stock .............................      (1,158,710)              --
                                                              -------------    -------------
         Net cash provided by financing activities ........       8,006,350        3,660,461

Effect of exchange rate changes on cash ...................        (345,559)         (93,673)
                                                              -------------    -------------
Net decrease in cash and cash equivalents .................     (25,359,978)     (98,010,603)
Cash and cash equivalents, beginning of period ............      49,796,989      174,173,008
                                                              -------------    -------------
Cash and cash equivalents, end of period ..................   $  24,437,011    $  76,162,405
                                                              =============    =============
Supplemental cash flow information:
  Cash paid during the period for--
    Interest ..............................................   $      13,116    $      22,352
                                                              =============    =============
    Taxes .................................................   $     441,194    $     805,175
                                                              =============    =============
Supplemental disclosures of noncash transactions:
  Common stock issued for business combinations ...........   $  22,995,900    $  74,615,000
                                                              =============    =============
  Accrued business combination costs ......................   $     706,995    $   3,443,908
                                                              =============    =============
  Increase to additional paid-in capital for option
    remeasurement, noncash employee severance charges .....   $     148,703    $          --
                                                              =============    =============

                 See notes to consolidated financial statements.

                            NEW ERA OF NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying consolidated interim financial statements have been prepared by New Era of Networks, Inc. (the "Company" or "NEON"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The consolidated results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 2000.

     The accompanying unaudited consolidated interim financial statements reflect, in the opinion of management, all adjustments that are of a normal and recurring nature and that are necessary for a fair presentation of the financial position and results of operations for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to prior period financial statements to conform to the June 30, 2000 presentation.

2. BUSINESS COMBINATIONS

     Software-Engineering, Computing and Consulting GmbH

     In April 2000, the Company acquired all of the outstanding capital stock of Software-Engineering, Computing and Consulting GmbH ("Secco"), a German corporation. Secco is a provider of enterprise application integration (EAI) and e-Business professional services in Germany.

     The aggregate consideration paid by the Company was approximately $15,000,000, of which $12,000,000 was paid in cash and approximately $3,000,000 was paid through the issuance of 86,925 shares of common stock of the Company. The fees and expenses related to the acquisition are estimated to be approximately $445,000. Pursuant to the Reorganization Agreement in August 2000, 13,000 additional shares of our common stock and approximately $182,000 in cash was paid to the former shareholders of Secco based on the market price of our stock at a certain measurement date. Additional shares of the Company's common stock and/or cash may be issued to the sellers based on the market price of the Company's common stock at a final measurement date. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, liabilities and operating results of Secco have been included in the accompanying consolidated financial statements from April 1, 2000.

     Upon the finalization of the purchase price allocation, we anticipate recording a deferred tax liability and corresponding increase to goodwill as values assigned to the software products and other intangibles are not amortizable for tax purposes.

     PaperFree Systems, Inc.

     In March 2000, the Company acquired all of the outstanding capital stock of PaperFree Systems, Inc. ("PaperFree"), a Delaware corporation. PaperFree is a provider of integration solutions concentrating on the payor-side of the healthcare market.

     The aggregate consideration paid by the Company was approximately $40,000,000, of which $20,000,000 was paid in cash and approximately $20,000,000 was paid through the issuance of 283,881 shares of common stock of the Company. The fees and expenses related to the acquisition are estimated to be approximately $245,000. Pursuant to the Reorganization Agreement in June 2000, 295,662 additional shares of our common stock were issued to the former shareholders of PaperFree based on the market price of our common stock at a certain measurement date. Additional shares of our common stock may be issued to the sellers based on the market price of the Company's common stock at a final measurement date. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, liabilities and operating results of PaperFree have been included in the accompanying consolidated financial statements from March 24, 2000.

     An independent valuation of PaperFree's net assets will be performed to assist in the allocation of the purchase price. Upon the finalization of the purchase price allocation, we anticipate recording a deferred tax liability and corresponding increase to goodwill as values assigned to the software products and other intangibles are not amortizable for tax purposes.

3. NET LOSS PER COMMON SHARE

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

4. COMPREHENSIVE LOSS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The purpose of SFAS 130 is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The only items of other comprehensive income reported by the Company are the cumulative translation adjustment and unrealized loss on marketable securities available for sale. The Company's comprehensive income for the three and six months ended June 30, 2000 and 1999 was as follows:

                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                    JUNE 30,                        JUNE 30,
                                          ----------------------------    ----------------------------
                                              2000            1999            2000            1999
                                          ------------    ------------    ------------    ------------
Net loss for the period ...............   $ (6,325,046)   $ (8,822,663)   $(12,232,913)   $ (6,240,557)
Change in cumulative translation
  adjustment ..........................       (326,006)       (141,145)     (1,106,647)       (379,313)
Unrealized gains (losses) on
  marketable securities:
  Change in unrealized loss on
    marketable securities .............        281,909        (466,740)        241,077        (466,740)
  Reclassification adjustment for
    realized losses included in net
     loss for the period ..............        (74,169)             --         (74,169)             --
                                          ------------    ------------    ------------    ------------
  Comprehensive loss ..................   $ (6,443,312)   $ (9,430,548)   $(13,172,652)   $ (7,086,610)
                                          ============    ============    ============    ============

5. RESTRICTED CASH AND RESTRICTED INVESTMENTS IN MARKETABLE SECURITIES

     The Company has leased two buildings and a parking structure in Englewood, Colorado from Greenwood Plaza Partners, LLP ("GPP") for use as its principal corporate headquarters and intends to sublease unused excess capacity. GPP is principally owned by the Company's Chief Executive Officer and Chairman of the Board.

     Through April 2000, the Company had funded approximately $25.4 million toward a short-term loan to GPP for construction of the leased facilities. In May 2000, GPP obtained interim (five-year) financing from a third-party lender and paid the loan from the Company in full. Terms of the interim financing require the Company to maintain up to $8.3 million of cash or investments with the lender, including $1.3 million restricted for the purpose of paying tenant improvement expenses and leasing commissions. The restricted cash represents one source of collateral to the lender in recognition that the Company has a long-term master lease for the entire facility.

     The Company leased and occupied completed portions of the facilities from August 1999 through April 2000. The lease for the entire completed facility commenced May 1, 2000. The facilities include approximately 200,000 rentable square feet of space and 720 parking spaces in the garage. Rent paid GPP for the three and six month periods ended June 30, 2000, ignoring sublease income, was approximately $875,000 and $1,214,000 , respectively. The Company is also responsible for all taxes, insurance, utilities, repairs and maintenance of the facilities during the lease term. The initial term is ten years from May 1, 2000, and is renewable at the Company's option for two successive five-year periods at then prevailing market rental rates.

6. STOCKHOLDERS' EQUITY

     In August 1999, the NEON Board of Directors authorized the repurchase of up to 10% of NEON's outstanding shares of common stock over a 12-month period.

                                        NUMBER OF       AVERAGE COST    TOTAL
      QUARTER OF PURCHASE                 SHARES         PER SHARE       COST
      -------------------               ----------      ------------  ----------
Third quarter 1999 ..............           20,000       $    17.37   $  347,375
Second quarter 2000 .............           40,000            28.97    1,158,710
                                        ----------       ----------   ----------
Total treasury shares ...........           60,000       $    25.10   $1,506,085
                                        ==========       ==========   ==========

     During July 2000, the Company repurchased 100,000 shares of the Company's common stock at an average cost of $27.04 per share.

7. RESTRUCTURING CHARGES

     In July 1999, the Company's management and board of directors approved restructuring plans, which included initiatives to integrate the operations of the recently acquired companies, consolidate redundant facilities, and reduce overhead. Total accrued restructuring costs of $7,450,000 were recorded in the third quarter of 1999 related to these initiatives. With the exception of one facility relocation, all restructuring efforts were finalized by March 2000. Management expects the remaining restructuring efforts to be completed by December 31, 2000.

     In the third quarter of 1999 the Company accrued approximately $3,301,000 related to the cost of involuntary employee separation benefits related to approximately 150 employees worldwide. Employee separation benefits include severance, medical and other benefits. Employee separations affected the majority of business functions, job classes and geographies, with a majority of the reductions in North America and Europe. The third quarter 1999 accrual also provided for approximately $4,149,000 associated with the closure and consolidation of office space, principally in North America and Europe.

     The accrued restructuring costs and amounts charged against the provision as of June 30, 2000 were as follows:

                                            ACCRUAL AT   APPROXIMATE    ACCRUAL AT
                                           DECEMBER 31,  YEAR-TO-DATE    JUNE 30,
                                               1999        SPENDING        2000
                                           ------------  ------------   ----------
Employee separations ....................   $  660,000    $  132,000    $  528,000
Facility closure costs ..................    2,628,000     1,392,000     1,236,000
                                            ----------    ----------    ----------
    Total accrued restructuring costs ...   $3,288,000    $1,524,000    $1,764,000
                                            ==========    ==========    ==========

8. SEGMENT INFORMATION

     In the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance of the segments of an enterprise. The operating segments are managed separately because each operating segment represents a strategic business unit that offers products and services in different markets.

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

                                          THREE MONTHS ENDED JUNE 30, 2000                THREE MONTHS ENDED JUNE 30, 1999
                                   ---------------------------------------------   ----------------------------------------------
                                                EUROPE                                           EUROPE
                                      THE      AND ASIA     CORPORATE                 THE       AND ASIA     CORPORATE
                                   AMERICAS     PACIFIC     AND OTHER      TOTAL   AMERICAS      PACIFIC     AND OTHER     TOTAL
                                   --------     -------     ---------      -----   --------      -------     ---------     -----
(AMOUNTS IN THOUSANDS)
Total revenues.................... $ 25,903    $ 12,042     $ 12,973     $ 50,918  $ 16,749     $  9,392     $     --    $ 26,141
Total cost of revenues............    5,234       3,650        5,082       13,966     4,549        6,032           --      10,581
                                   --------    --------     --------     --------  --------     --------     --------    --------
Gross profit......................   20,669       8,392        7,891       36,952    12,200        3,360           --      15,560
Selling and marketing.............    8,410       4,892        6,118       19,420     7,296        3,230        2,895      13,421
Research and development..........       --          --       11,011       11,011        --           --        9,322       9,322
General and administrative........       --          --        4,111        4,111        --           --        3,890       3,890
                                   --------    --------     --------     --------  --------     --------     --------    --------
Operating profit (loss) before
  acquisition-related charges
  and stock-based compensation
  and related payroll taxes ......   12,259       3,500      (13,349)       2,410     4,904          130      (16,107)    (11,073)
Amortization of intangibles ......       --          --        9,499        9,499        --           --        3,353       3,353
Stock-based compensation and
  related taxes ..................       --          --           51           51        --           --           --          --
                                   --------    --------     --------     --------  --------     --------     --------    --------
Operating profit (loss)...........   12,259       3,500      (22,899)      (7,140)    4,904          130      (19,460)    (14,426)
Other income, net.................       --          --        1,019        1,019        --           --        1,759       1,759
                                   --------    --------     --------     --------  --------     --------     --------    --------
Net income (loss) before taxes ...   12,259       3,500      (21,880)      (6,121)    4,904          130      (17,701)    (12,667)
Benefit (provision) for
  income taxes....................       --          --         (204)        (204)       --           --        3,844       3,844
                                   --------    --------     --------     --------  --------     --------     --------    --------
Net income (loss) after taxes .... $ 12,259    $  3,500     $(22,084)    $ (6,325) $  4,904     $    130     $(13,857)   $ (8,823)
                                   ========    ========     ========     ========  ========     ========     ========    ========

                                           SIX MONTHS ENDED JUNE 30, 2000                  SIX MONTHS ENDED JUNE 30, 1999
                                   ----------------------------------------------  ----------------------------------------------
                                                EUROPE                                           EUROPE
                                      THE      AND ASIA     CORPORATE                 THE       AND ASIA     CORPORATE
                                   AMERICAS     PACIFIC     AND OTHER      TOTAL   AMERICAS      PACIFIC     AND OTHER     TOTAL
                                   --------     -------     ---------      -----   --------      -------     ---------     -----
(AMOUNTS IN THOUSANDS)
Total revenues.................... $ 46,454    $ 21,498     $ 25,058     $ 93,010  $ 34,124     $ 17,598     $  4,030    $ 55,752
Total cost of revenues............    9,458       6,466        8,666       24,590     8,212        7,568        1,145      16,925
                                   --------    --------     --------     --------  --------     --------     --------    --------
Gross profit......................   36,996      15,032       16,392       68,420    25,912       10,030        2,885      38,827
Selling and marketing.............   16,485       9,638       10,774       36,897    13,064        5,694        4,488      23,246
Research and development..........       --          --       20,378       20,378        --           --       16,210      16,210
General and administrative........       --          --        8,081        8,081        --           --        6,956       6,956
                                   --------    --------     --------     --------  --------     --------     --------    --------
Operating profit (loss) before
  acquisition-related charges
  and stock-based compensation
  and related payroll taxes ......   20,511       5,394      (22,841)       3,064    12,848        4,336      (24,769)     (7,585)
Amortization of intangibles ......       --          --       16,939       16,939        --           --        5,053       5,053
Stock-based compensation and
  related taxes ..................       --          --          612          612        --           --           --          --
                                   --------    --------     --------     --------  --------     --------     --------    --------
Operating profit (loss)...........   20,511       5,394      (40,392)     (14,487)   12,848        4,336      (29,822)    (12,638)
Other income, net.................       --          --        2,659        2,659        --           --        3,943       3,943
                                   --------    --------     --------     --------  --------     --------     --------    --------
Net income (loss) before taxes ...   20,511       5,394      (37,733)     (11,828)   12,848        4,336      (25,879)     (8,695)
Benefit (provision) for
  income taxes....................       --          --         (405)        (405)       --           --        2,454       2,454
                                   --------    --------     --------     --------  --------     --------     --------    --------
Net income (loss) after taxes .... $ 20,511    $  5,394     $(38,138)    $(12,233) $ 12,848     $  4,336     $(23,425)   $ (6,241)
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

    In January 2000, the Company and VIE Systems, Inc. were named as defendants in a lawsuit filed by New Paradigm Software Corp. ("New Paradigm") in U.S. District Court for the Southern District of New York. The complaint alleges breach of contract, interference with contract and unjust enrichment, and seeks compensatory and punitive damages as well as rescission. In July 2000, the Court granted the Company's motion to dismiss the Plaintiff's claims of unjust enrichment and for rescission. The Company believes the lawsuit is without merit. The Company intends to deny all material allegations and to defend itself vigorously. An adverse judgment or settlement in the lawsuit could have a material adverse effect on the Company's financial condition or results of operations. The ultimate outcome of the action cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

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

OVERVIEW

    We began operations in January 1994 to develop, market and support enterprise software for application integration. In 1994 and 1995 our Company was in the development stage and was principally focused on product development and assembling its management team and infrastructure. Software license revenues were not significant until the commercial release of our NEONet software in January 1996. Since that time, a substantial portion of our revenues has been attributable to licenses of NEONet and follow-on products such as MQIntegrator and e-Biz Integrator and related services. In December 1997, we entered into a license agreement with IBM for the joint development of a product designed to integrate IBM's MQSeries product with certain of our products. Under the terms of the agreement, both NEON and IBM began selling the resulting MQIntegrator or MQSeries Integrator products.

    In June 1997, we completed our initial public offering and issued 6,348,000 shares of common stock, and received net proceeds of approximately $34.3 million. In May and December 1998, we completed follow-on offerings and issued 4,757,000 and 4,780,000 shares of our common stock, respectively, and received net proceeds of approximately $50.6 million and $153.7 million, respectively.

RECENT ACQUISITIONS

    In April 2000, we acquired all of the outstanding capital stock of Software-Engineering, Computer and Consulting GmbH ("Secco"). Secco is a provider of enterprise application integration ("EAI") and e-Business professional services in Germany. The aggregate purchase price of Secco was $15 million, of which $12 million was paid in cash and $3 million was paid through the issuance of 86,925 shares of our common stock. Pursuant to the Reorganization Agreement in August 2000, 13,000 additional shares of our common stock and approximately $182,000 in cash was paid to the former shareholders of Secco based on the market price of our stock at a certain measurement date. Additional shares of our common stock or cash may be issued to the former shareholders of Secco based on the market price of our common stock at a final measurement date. The acquisition was accounted for under the purchase method of accounting.

    In March 2000, we acquired all of the outstanding capital stock of PaperFree Systems, Inc. ("PaperFree"). PaperFree is a provider of integration solutions concentrating on the payor-side of the healthcare market. The aggregate purchase price of PaperFree was $40 million, of which, approximately $20 million was paid in cash and $20 million was paid through the issuance of 283,881 shares of common stock. Pursuant to the Reorganization Agreement in June 2000, 295,662 additional shares of our common stock were issued to the former shareholders of PaperFree based on the market price of our common stock at a certain measurement date. Additional shares of our common stock may be issued based on the market price of our common stock at a final measurement date. The acquisition was accounted for under the purchase method of accounting.

RESULTS OF OPERATIONS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

    The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to total revenues:

                                                                       THREE MONTHS      SIX MONTHS
                                                                           ENDED           ENDED
                                                                         JUNE 30,         JUNE 30,
                                                                    ----------------   --------------
                                                                     2000      1999     2000    1999
                                                                    ------    ------   ------  ------
Revenues:
  Software licenses ..............................................    56%      34%      56%      47%
  Software maintenance ...........................................    11       14       12       12
  Professional services ..........................................    33       52       32       41
                                                                    ----     ----     ----     ----
                  Total revenues .................................   100      100      100      100
Cost of revenues:
  Cost of software licenses(1) ...................................     2        3        2        2
  Cost of software maintenance and professional services(2).......    60       60       58       56
                                                                    ----     ----     ----     ----
                   Total cost of revenues ........................    28       40       26       30
                                                                    ----     ----     ----     ----
                   Gross profit ..................................    73       60       74       70
Operating expenses:
  Sales and marketing ............................................    38       51       40       42
  Research and development .......................................    22       36       22       29
  General and administrative .....................................     8       15        9       13
  Stock-based compensation and related payroll taxes .............    --       --        1       --
  Amortization of intangibles and other
    acquisition-related charges ..................................    19       13       18        9
                                                                    ----     ----     ----     ----
                   Total operating expenses ......................    87      115       90       93
                                                                    ----     ----     ----     ----
Loss from operations .............................................   (14)     (55)     (16)     (23)
Other income, net ................................................     2        7        3        7
                                                                    ----     ----     ----     ----
Loss before income taxes .........................................   (12)     (48)     (13)     (16)
Benefit (provision) from income taxes ............................    --       15       --        5
                                                                    ----     ----     ----     ----
Net loss .........................................................   (12)%    (33)%    (13)%    (11)%
                                                                    ====     ====     ====     ====

Excluding stock-based compensation and
acquisition-related
  charges:
  Operating profit (loss) ........................................     5%     (42)%      3%     (14)%
                                                                    ====     ====     ====     ====
  Net income (loss) before taxes .................................     7%     (36)%      6%      (7)%
                                                                    ====     ====     ====     ====
  Net income (loss) if taxed at a 35% rate .......................     4%     (23)%      4%      (4)%
                                                                    ====     ====     ====     ====

(1) As a percentage of software licenses revenue.
(2) As a percentage of software maintenance and professional services revenue.

REVENUES

    Our total revenues grew by 95% to $50.9 million for the quarter ended June 30, 2000 from $26.1 million for the quarter ended June 30, 1999. The revenue mix between software licenses, software maintenance, and professional services was 56%, 11% and 33%, respectively, for the second quarter of 2000 compared to 34%, 14% and 52%, respectively, for the same quarter last year. For the first six months of 2000, total revenues grew by 67% to $93.0 million from $55.8 million for the same period in 1999. The revenue mix between software licenses, software maintenance, and professional services was 56%, 12% and 32%, respectively, for the first six months of 2000 compared to 47%, 12% and 41%, respectively, for the corresponding period last year. The increase in total revenues for the second quarter and six-month period ended June 30, 2000 compared to the corresponding periods last year was primarily from growth in software license revenues resulting from increases to our direct sales force and our expanded product offerings.

    Software license revenues increased 220% to $28.4 million for the quarter ended June 30, 2000 from $8.9 million for the quarter ended June 30, 1999. Software license revenues increased 100% to $52.4 million for the six-month period ended June 30, 2000 from $26.2 million for the six-month period ended June 30, 1999. The increase in software license revenue reflected growth in our revenues, in particular, growth from indirect channels including IBM royalty income. A new arrangement with IBM, which provides for a fixed minimum royalty, is payable in each quarter of 2000 and followed by a variable royalty which is payable on a one quarter lag basis. In the second quarter of 1999, we began selling the MQSeries Integrator product through an IBM reseller arrangement known as Passport Advantage. Based on our interpretation of Staff Accounting Bulletin No. 101, we record only the net reseller margin we realize as license revenue. The growth in license revenue is also due to sales of new products such as e-Biz Integrator and e-Biz 2000 sold by our direct sales force. We expect that future software license revenue will reflect continued strength in the direct and indirect channels, as well as include an increasing amount of software license revenue from the sale of the NEON e-Biz platforms, adapters and applications.

     Software maintenance revenues increased 51% to $5.6 million for the quarter ended June 30, 2000 from $3.7 million for the quarter ended June 30, 1999. Software maintenance revenues increased 60% to $10.8 million for the six-month period ended June 30, 2000 from $6.8 million for the six-month period ended June 30, 1999. The increase during both the quarter and six-month period compared to the corresponding period last year was primarily as a result of our growing installed base of customers and the growing installed base of indirect IBM MQSeries Integrator customers.

     Professional services revenue grew 25% to $17.0 million for the quarter ended June 30, 2000 from $13.6 million for the quarter ended June 30, 1999. Professional services revenue grew 31% to $29.7 million for the six-month period ended June 30, 2000 from $22.7 million for the six-month period ended June 30, 1999. We continued to experience increased demand for services in both the second quarter and the first six months of 2000 compared to the same periods last year. The increase was primarily due to higher revenue from consulting, which is the largest component of services, although training revenue also increased during the quarter and six-month period. The increase in consulting revenue was primarily due to prior periods' license fee revenue growth, which resulted in more demand for implementation services.

     Professional services revenue as a percentage of total revenues decreased during the second quarter and first six months of 2000 compared to the same periods in the prior year. This was due to the strong license fee growth in the second quarter of 2000. Continued demand for professional services also resulted from our ongoing emphasis on providing consulting and training services that complement our software products. In any quarter, total services revenue is dependent upon license transactions closed during the current and preceding quarters, the amount and size of consulting engagements, the number of consultants available to staff engagements, billing rates for consulting services and training courses, and the number of customers attending training courses.

COST OF REVENUES

     Cost of revenues consists of costs of software licenses and costs of software maintenance and professional services. As a percentage of total revenues, total cost of revenues decreased to 28% and 26% in the three and six months ended June 30, 2000, respectively, from 40% and 30% in the three and six months ended June 30, 1999, respectively.

     Cost of software licenses includes royalty payments to third parties for jointly developed products, software purchased from third parties for resale, documentation and software replication and delivery expenses. The total dollar amount incurred for the cost of license fees increased 103% to $530,000 for the quarter ended June 30, 2000 from $261,000 for the quarter ended June 30, 1999. For the six-month period, the total dollar amount for the cost of software licenses increased 167% to $1.1 million from $407,000 for the same period last year. Although it increased in absolute dollars, cost of licenses remain consistent as a percentage of software license revenue.

     Cost of software maintenance and professional services includes the personnel and related overhead costs for services, including consulting, training and customer support, as well as fees paid to third parties for subcontracted services. Cost of software maintenance and professional services increased 30% to $13.4 million for the quarter ended June 30, 2000 from $10.3 million for the quarter ended June 30, 1999. For the six-month period ended June 30, 2000, cost of software maintenance and professional services increased 42% to $23.5 million from $16.5 million for the same period last year. The increase in both absolute dollars and as a percentage of software maintenance and professional services revenue is due to an increase in revenue generated through subcontracted labor.

OPERATING EXPENSES

     Sales and Marketing

     Sales and marketing expense consists of personnel, commissions and related overhead costs for the sales and marketing activities. Sales and marketing expense increased to $19.4 million for the quarter ended June 30, 2000 from $13.4 million for the quarter ended June 30, 1999, representing 38% and 51% of total revenues, respectively. Sales and marketing expense increased to $36.9 million for the six-month period ended June 30, 2000 from $23.2 million for the corresponding period last year, representing 40% and 42% of total revenues, respectively. The increase in absolute dollars for both the quarter and six-month period was primarily the result of expanded advertising, promotional and branding activities. We expect to continue to expand the direct sales force and professional marketing staff, further increase our international presence, and continue to develop our indirect sales channels and increase promotional activity. Accordingly, we expect sales and marketing expense to continue to grow in absolute dollars.

     Research and Development

     Research and development expense includes personnel and related overhead costs for product development, enhancements, upgrades, quality assurance and testing. Research and development expense increased to $11.0 million for the quarter ended June 30, 2000 from $9.3 million for the quarter ended June 30, 1999, representing 22% and 36% of total revenues, respectively. Research and development expense increased to $20.4 million for the six-month period ended June 30, 2000 from $16.2 million for the six-month period ended June 30, 1999, representing 22% and 29% of total revenues, respectively. The increase was primarily due to the use of contract services in a number of research and development projects. We anticipate that future research and development expenses will continue to increase in the second half of 2000 as we are continuing our ongoing product enhancements in e-Business and Portal products.

     General and Administrative

     General and administrative expense includes personnel and related overhead costs for the support and administrative functions. General and administrative expense increased to $4.1 million for the quarter ended June 30, 2000 from $3.9 million for the quarter ended June 30, 1999, representing 8% and 15% of total revenues, respectively. General and administrative expense increased to $8.1 million for the six-month period ended June 30, 2000 from $7.0 million for the six-month period ended June 30, 1999, representing 9% and 13% of total revenues, respectively. The total dollar amount of expense increased primarily due to an increase in personnel to facilitate expansion of our operations. General and administrative expenses as a percentage of total revenues decreased primarily due to elimination of redundant personnel and facility costs in the third quarter of 1999.

     Stock-based Compensation and Related Payroll Taxes

     Stock-based compensation and related payroll taxes reflect both the amortization of noncash compensation expense associated with the issuance of a restricted stock grant and payroll taxes associated with the exercise of taxable employee option grants.

     Amortization of Intangibles and Other Acquisition-related Charges

     For the three and six-month periods ended June 30, 2000 and 1999, amortization of intangibles and other acquisition related charges included primarily amortization of goodwill and other intangible assets related to our acquisition activities. The allocation of purchase price has been determined by independent appraisals of net assets acquired. These assets are being amortized over estimated useful lives which range from three to 10 years.

OTHER INCOME, NET

     Other income, net includes interest income earned on cash, cash equivalents, short-term and long-term marketable securities, interest expense, foreign currency gains and losses, and other nonoperating income and expenses. Other income, net decreased to $1.0 million for the quarter ended June 30, 2000 from $1.8 million for the quarter ended June 30, 1999. Other income, net decreased to $2.7 million for the six-month period ended June 30, 2000 from $3.9 million for the six-month period ended June 30, 1999. The decrease was primarily due to the reduction in invested cash balances resulting from cash used for acquisitions.

BENEFIT (PROVISION) FROM INCOME TAXES

     The provision for income taxes for the six months ended June 30, 2000 consists of state and foreign taxes projected to be payable with respect to income for the period attributable to those jurisdictions. We presently expect to pay no federal income taxes for year 2000 based on projected taxable income, including deductions related to stock options exercised during the first and second quarters of 2000. We estimate our effective tax rate for the year, exclusive of state and foreign taxes currently payable, will be zero. We currently expect to increase the valuation allowance during 2000 to offset any projected increases in our net deferred tax assets that exceed the current tax provision computed on income exclusive of deductions from the exercise of stock options. The tax benefit of such stock option deductions is recorded as an increase to shareholders' equity.

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

NET LOSS

     We reported a net loss of $6.3 million, or $0.18 per share and $12.2 million, or $0.35 per share for the three and six months ended June 30, 2000, respectively. The loss includes acquisition-related charges and stock-based compensation and related payroll taxes of approximately $9.6 million and $17.6 million for the three and six months ended June 30, 2000. Excluding these charges and assuming a 35% tax rate, we generated a net income of approximately $2.2 million, or $0.06 per diluted share for the three months ended June 30, 2000 and $3.7 million, or $0.10 per diluted share for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, our principal sources of liquidity consisted of $73.6 million of unrestricted cash, cash equivalents and short-term and long-term investments in marketable securities compared with $94.8 million at December 31, 1999. No amounts were outstanding under the line of credit during the six-month periods ended June 30, 2000 or 1999. The Company had working capital of $57.4 million at June 30, 2000 compared with $86.2 million at December 31, 1999. Included in determining such amounts are short-term deferred revenue and customer deposits of $19.0 million at June 30, 2000 and $13.6 million at December 31, 1999. The majority of short-term deferred revenue represents annual support payments billed to customers, which is recognized ratably as revenue over the support service period. Without the short-term deferred revenue and customer deposits, working capital would have been $76.4 million at June 30, 2000 and $99.8 million at December 31, 1999.

     We used $2.9 million in cash for operating activities during the six-month period ended June 30, 2000 compared to $14.1 million during the six-month period ended June 30, 1999. The improvement in operating cash flow was due mainly to improved operating results, exclusive of noncash charges, in the second quarter of 2000. As a result of the significant growth in revenues, our accounts receivable, net increased to $51.8 million at June 30, 2000 compared to $38.5 million at December 31, 1999. However, cash provided from a $5.5 million increase in deferred revenue significantly reduced the effect on operating cash flows from the increase in receivables.

     We used $30.1 million in cash for investing activities for the six-month period ended June 30, 2000 compared to $87.4 million for the six-month period ended June 30, 1999. In the six months ended June 30, 2000, we continued to invest cash in business combinations. The most significant cash outlays for acquisitions in the first six months of 2000 resulted from the PaperFree and Secco acquisitions with net cash investments of approximately $29.1 million. During the first six months of 2000 and 1999, we purchased furniture, fixtures and equipment necessary to support our expanding operations. During 1999 and the first quarter of 2000, we funded approximately $25 million in a short-term construction loan to Greenwood Plaza Partners, LLP ("GPP") for construction of two buildings and a parking structure. GPP is principally owned by the Company's Chief Executive Officer and Chairman of the Board. We have leased the buildings from GPP for use as our principal corporate headquarters. In May 2000, GPP obtained interim financing from a third-party lender and repaid the related party note receivable. Terms of the new financing require the Company to maintain a restricted cash balance of up to $8.3 million with the lender as one source of collateral for the loan, as the Company is the sole tenant. The amount of the restricted cash balance may be reduced to $5 million, in accordance with the terms of the agreement, upon completion of tenant improvements and subleasing.

     Financing activities provided $8.0 million in cash during the first six months of 2000 compared to $3.7 million for the same period last year. For both periods, this cash was primarily from exercises of common stock options and the Employee Stock Purchase Plan. The 2000 amount was net of approximately $1.2 million used to repurchase 40,000 shares of our common stock held as treasury shares. In the third quarter of 2000, we have purchased an additional 100,000 of our shares at an average cost of $27.04 per share.

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

IN-PROCESS RESEARCH AND DEVELOPMENT

     During fiscal year 1998, we acquired Century Analysis, Inc. ("CAI"), and MSB Consultants ("MSB"). In-process research and development ("IPR&D") projects acquired from MSB were completed during fiscal year 1999. Information regarding the completion of the MSB IPR&D projects is included in the Form 10-K for the year ended 1999. Detailed descriptions of these projects were included in our 10-K for the year ended 1998. As of the end of Q2 2000 all of the CAI IPR&D projects are finished and have been fully incorporated into NEON's product development. The timeline and expectations for the completion of these projects did not differ materially from what was anticipated at the time of the purchase and these projects were released as planned. Further, the revenue and costs associated with these projects did not materially differ from the initial valuation.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), and amended it in March 2000. NEON is required to adopt the provisions of SAB 101 in the fourth quarter of 2000. We are currently reviewing the provisions of SAB 101 and have not fully assessed the impact of its adoption; however, we do not currently expect that the adoption of SAB 101 will have a material impact on our financial position or results of operations.

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

     SOFTWARE LICENSE REVENUE GROWTH IS DEPENDENT ON OUR RELATIONSHIP WITH IBM AND OTHER PARTNERS.

     Our revenue growth in 1999 and in the first six months of 2000 reflected strong sales of MQIntegrator and MQSeries Integrator through IBM's distribution and reseller channel. Revenue from indirect channel partners, including IBM, accounted for approximately 22% and 31% of software license revenues in the second quarters of 1999 and 2000, respectively. We expect that IBM and our other partners will account for a material percentage of our software license revenue for the remainder of 2000. Any delay or shortfall in such revenues from our partners could have a material adverse effect on our business and operating results.

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

     WE HAVE A SHORT OPERATING HISTORY AND A HISTORY OF OPERATING LOSSES.

     An investor in our common stock must evaluate the risks, uncertainties, expenses and difficulties frequently encountered by early stage companies in rapidly evolving markets. We have had only a limited operating history upon which an evaluation of our Company and its prospects can be based. Prior to 1996, we recorded only nominal product revenue and, including acquisition-related charges, we have not been profitable on an annual basis. At June 30, 2000, our Company had an accumulated deficit of approximately $78.6 million (which includes acquisition-related charges and stock-based compensation and related taxes). To address these risks and uncertainties, we must do the following.

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

     OUR FAILURE TO MANAGE GROWTH OF OPERATIONS MAY ADVERSELY AFFECT US.

     We must plan and manage effectively in order to successfully offer products and services and implement our business plan in a rapidly evolving market. We continue to increase the scope of our operations domestically and internationally and have grown our headcount substantially. For example, at January 1, 1996, we had a total of 35 employees and at June 30, 2000 we had a total of 1,112 employees. We may further expand domestically or internationally through internal growth or through acquisitions of related companies and technologies. This growth will continue to place a significant strain on our management systems and resources.

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

     FAILURE TO ADD CUSTOMERS OR EXPAND INTO NEW MARKETS MAY BE HARMFUL TO OUR BUSINESS.

     A significant portion of our revenue has come from a small number of large purchasers. In the three months ended June 30, 2000 and 1999, excluding royalties from IBM and other indirect channel partners, our top ten customers accounted for 28% and 39% of total revenues, respectively. In the three months ended June 30, 2000 and 1999, our largest customer, excluding royalties from IBM and other indirect channel partners, accounted for approximately 5% and 14% of our total revenues, respectively. Historically, our revenues have been derived primarily from sales to large banks and financial institutions. Sales to large banks and financial institutions accounted for 25% of total revenues in the three months ended June 30, 2000 and approximately 38% of total revenues in the three months ended June 30, 1999. Recently a growing portion of our total revenues has been derived from sales of our products and services to commercial customers seeking further e-Business enabling of their information systems and operations. These customers or other customers may not continue to purchase our products. Our failure to add new customers that make significant purchases of our products and services would have a harmful effect on our business, financial condition and results of operations.

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

     OUR GROWTH IS DEPENDENT UPON THE SUCCESSFUL DEVELOPMENT OF OUR DIRECT AND INDIRECT SALES CHANNELS.

     Our sales are derived from both our direct sales force as well as our indirect sales channels. We support our customers with our internal technical and customer support staff. We will continue to rely on our ability to recruit and train additional sales people and qualified technical support personnel. Our ability to achieve significant revenue growth in the future will greatly depend on our ability to recruit and train sufficient technical, customer and direct sales personnel, particularly additional sales personnel focusing on the new vertical market segments that we target. We have in the past and may in the future experience difficulty in recruiting qualified sales, technical and support personnel. Our inability to rapidly and effectively expand our direct sales force and our technical and support staff could harm our business, financial condition and results of operations.

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

     GLOBAL ECONOMIC UNCERTAINTY MAY AFFECT THE CAPITAL EXPENDITURES OF OUR CUSTOMERS.

     The e-Business and EAI software and Internet integration markets could be negatively impacted by certain industry factors, including global economic difficulties and uncertainty, reductions in capital expenditures by large customers, and increasing competition. These factors could in turn give rise to longer sales cycles, deferral or delay of customer purchasing decisions, and increased price competition. The presence of such factors in the e-Business and EAI software market could harm our operating results.

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

FOREIGN CURRENCY EXCHANGE RATES

     Operations outside of the U.S. expose us to foreign currency exchange rate changes and could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. During the first six months of 2000, 35% of our total revenue was generated from our international operations, and the net assets of our foreign subsidiaries totaled 13% of consolidated net assets as of June 30, 2000. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the U.S. primarily through wholly owned subsidiaries in England, France, Switzerland, Australia, Germany, Japan, Malaysia, Hong Kong and Singapore. These foreign subsidiaries use local currencies as their functional currency, as sales are generated and expenses are incurred in such currencies. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct our operations as compared to the U.S. dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We do not believe that possible near-term changes in exchange rates will result in a material effect on our future earnings or cash flows and, therefore, have chosen not to enter into foreign currency hedging instruments. There can be no assurance that such approach will be successful, especially in the event of a sudden and significant decline in the value of the U.S. dollar relative to foreign currencies.

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

                                    PART II.

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     In January 2000, the Company and VIE Systems, Inc. were named as defendants in a lawsuit filed by New Paradigm Software Corp. ("New Paradigm") in U.S. District Court for the Southern District of New York. The Company acquired 100% of the outstanding stock of VIE Systems, Inc. ("VIE") in April 1999. VIE's assets included a formatting software product call Copernicus(TM). VIE had previously acquired the Copernicus product from New Paradigm in July 1997, at which time New Paradigm had retained a 5% royalty interest in the product. The Company holds a contractual right to purchase the retained 5% royalty interest from New Paradigm through July 2001 for $1,000,000. The complaint alleges breach of contract, interference with contract and unjust enrichment, and seeks compensatory and punitive damages as well as rescission of the July 1997 sale to VIE based upon allegations that the Company is not using reasonable efforts to sell the Copernicus product and that certain of the Company's other products are unfairly similar to the Copernicus product. In July 2000, the Court granted the Company's motion to dismiss the Plaintiff's claims of unjust enrichment and for rescission. The Company believes the lawsuit is without merit. The Company intends to deny all material allegations and to defend itself vigorously. An adverse judgment or settlement in the lawsuit could have a material adverse effect on the Company's financial condition or results of operations. The ultimate outcome of the action cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

     The Company is also currently involved in other civil litigation relating to the conduct of its business, some of which are addressed elsewhere in this report or in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC. While the outcome of any particular lawsuit cannot be predicted with certainty, the Company believes that these matters will not have a material adverse effect on its consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES

     In August 1999, the NEON Board of Directors authorized the repurchase of up to 10% of NEON's outstanding shares of common stock over a 12-month period. During the second quarter of 2000, we repurchased an additional 40,000 treasury shares.

     In April 2000, the Company issued 86,925 shares of common stock in connection with its acquisition of Software-Engineering, Computing and Consulting GmbH, a German corporation. In June 2000, the Company issued 295,662 shares of common stock to the former shareholders of PaperFree pursuant to the Plan and Agreement of Reorganization dated March 27, 2000 between New Era of Networks and PaperFree Systems, Inc. The Company relied upon the exemptions from registration provided by Rule 506 of Regulation D, and/or Section 4(2) under the Securities Act of 1933, as amended, in the foregoing acquisitions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on May 23, 2000.

     (b) The following Class I directors were re-elected at the Annual Meeting for three-year terms ending on the date of the annual stockholders' meeting in 2003:

          George F. (Rick) Adam, Jr.
          Steven Lazarus

     The Company's Board of Directors is currently comprised of seven members who are divided into three classes with overlapping three-year terms. A director serves in office until his or her respective successor is duly elected and qualified or until his or her earlier death or resignation. The term for Class III directors (Patrick J. Fortune, Mark L. Gordon and Elisabeth W. Ireland) will expire at the annual meeting of stockholders to be held in 2001, and the term for Class II directors (Joseph E. Kasputys, Robert Theis and Melvyn E. Bergstein) will expire at the annual meeting of stockholders to be held in 2002.

     (c) The stockholders approved an amendment to the Company's 1997 Director Option Plan.

     (d) The stockholders also ratified the appointment of Arthur Andersen LLP as the independent auditors for the year ended December 31, 2000.

     (e) The results of the vote on the matters voted upon at the Annual Meeting were, respectively:

         (i)    ELECTION OF DIRECTORS                  FOR           WITHHELD
                ---------------------                  ---           --------
                George F. (Rick) Adam, Jr ....     29,928,018        603,318
                Steven Lazarus ...............     30,482,611         48,725

          (ii) Approval of the amendment to the Company's 1997 Director Option Plan.

                 FOR                   AGAINST                ABSTAIN
                 ---                   -------                -------
             17,499,873               5,415,923                55,145

          (iii) Ratification of Arthur Andersen LLP as independent auditors for the Company for fiscal year 2000.

                FOR                     AGAINST                ABSTAIN
                ---                     -------                -------
             30,412,925                 109,518                 8,893

     The foregoing matters are described in more detail in the Company's definitive proxy statement dated April 17, 2000.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit

                   EXHIBIT NO.        DESCRIPTION
                     10.11      -    First Amendment to Standard Commercial
                                     Lease with ancillary agreements dated May
                                     2000.

                     27.1       -    Financial Data Schedule.

     (b)  Reports on Form 8-K

     (1)  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  NEW ERA OF NETWORKS, INC.
                                                  (Registrant)

                                                  By: /s/ STEPHEN E. WEBB
                                                      --------------------------
                                                       Stephen E. Webb,
                                                     Senior Vice President,
                                                    Chief Financial Officer
                                                   (Principal Financial Officer)


Date: August 14, 2000

                                  EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION
-----------         -----------
   10.11       -    First Amendment to Standard Commercial Lease with ancillary agreements dated May 2000.

   27.1        -    Financial Data Schedule.