Form 10-Q
period 2000-09-30
NEW ERA OF NETWORKS INC
filed 2000-11-14
CIK 1028339

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes [X] No [ ]

    The number of shares of the issuer's Common Stock outstanding as of October 31, 2000 was 36,364,536.


================================================================================

                                      INDEX

                                                                              PAGE
                                                                              ----
                                   PART I FINANCIAL INFORMATION

         Item 1.       Financial Statements..................................   3
                       Consolidated Balance Sheets...........................   3
                       Consolidated Statements of Operations.................   4
                       Consolidated Statements of Cash Flows.................   5
                       Notes to Consolidated Financial Statements............   6
         Item 2.       Management's  Discussion  and  Analysis of Financial
                       Condition and Results of Operations...................  13
         Item 3.       Quantitative and Qualitative Disclosures about
                       Market Risk...........................................  25

                                    PART II OTHER INFORMATION

         Item 1.       Legal Proceedings.....................................  26
         Item 2.       Changes in Securities.................................  26
         Item 3.       Defaults Upon Senior Securities.......................  26
         Item 4.       Submission of Matters to a Vote of Security Holders...  26
         Item 5.       Other Information.....................................  26
         Item 6.       Exhibits and Reports on Form 8-K......................  26
         Signatures..........................................................  27

                            NEW ERA OF NETWORKS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                    SEPTEMBER 30,        DECEMBER 31,
                                             ASSETS                     2000                1999
                                                                   ---------------     ---------------
                                                                     (UNAUDITED)
Current assets:
  Cash and cash equivalents ...................................    $    22,622,813     $    49,796,989
  Restricted cash .............................................             12,985                  --
  Short-term investments in marketable securities .............          6,208,533           7,682,786
  Accounts receivable, net of allowance for uncollectible
     accounts of $4,057,000 and $1,885,000, respectively ......         61,687,477          38,492,822
  Unbilled revenue ............................................          2,256,140           3,251,144
  Third-party software purchased for resale, at cost ..........          3,600,770           1,508,600
  Prepaid expenses and other ..................................          6,962,704           4,622,594
  Note receivable--related party ..............................                 --          19,666,135
                                                                   ---------------     ---------------
          Total current assets ................................        103,351,422         125,021,070
                                                                   ---------------     ---------------
Property and equipment:
  Computer equipment and software .............................         25,568,437          17,023,054
  Furniture, fixtures and equipment ...........................          6,124,532           4,345,324
  Leasehold improvements ......................................          6,400,935           3,273,280
                                                                   ---------------     ---------------
                                                                        38,093,904          24,641,658
  Less--accumulated depreciation ..............................        (12,629,755)         (7,126,379)
                                                                   ---------------     ---------------
  Property and equipment, net .................................         25,464,149          17,515,279
Long-term investments in marketable securities ................         35,553,029          37,335,205
Restricted long-term investments in marketable securities .....          7,000,000                  --
Intangible assets, net ........................................        200,347,924         170,565,822
Deferred income taxes, net ....................................         11,968,095           7,700,765
Nonmarketable investment securities, at cost ..................          8,900,000                  --
Other assets, net .............................................            977,470           1,382,354
                                                                   ---------------     ---------------
          Total assets ........................................    $   393,562,089     $   359,520,495
                                                                   ===============     ===============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ............................................    $    12,203,033     $     6,118,010
  Accrued liabilities .........................................         21,146,753          15,823,393
  Accrued restructuring charges ...............................          1,463,155           3,288,582
  Current portion of deferred revenue .........................         19,786,210          13,570,715
                                                                   ---------------     ---------------
          Total current liabilities ...........................         54,599,151          38,800,700
Deferred revenue ..............................................            259,750              78,437
                                                                   ---------------     ---------------
          Total liabilities ...................................         54,858,901          38,879,137
                                                                   ---------------     ---------------
Stockholders' equity:
  Common stock, $.0001 par value, 200,000,000 shares
     authorized; 36,481,836 and 34,051,573 shares issued;
     36,321,836 and 34,031,573 shares outstanding,
     respectively .............................................              3,648               3,405
  Additional paid-in capital ..................................        434,204,719         389,199,732
  Accumulated deficit .........................................        (84,938,160)        (66,329,148)
  Accumulated other comprehensive loss ........................         (5,009,720)         (1,885,256)
  Treasury stock, 160,000 and 20,000 shares of common stock,
     at cost, respectively ....................................         (4,211,883)           (347,375)
  Deferred stock-based compensation ...........................         (1,345,416)                 --
                                                                   ---------------     ---------------
          Total stockholders' equity ..........................        338,703,188         320,641,358
                                                                   ---------------     ---------------
          Total liabilities and stockholders' equity ..........    $   393,562,089     $   359,520,495
                                                                   ===============     ===============

                 See notes to consolidated financial statements.

                            NEW ERA OF NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                            SEPTEMBER 30,                        SEPTEMBER 30,
                                                  ---------------------------------   ---------------------------------
                                                       2000              1999              2000               1999
                                                  ---------------   ---------------   ---------------   ---------------
 Revenues:
   Software licenses .........................    $    32,299,302   $    12,427,211   $    84,732,697   $    38,659,632
   Software maintenance ......................          6,040,477         4,076,947        16,890,131        10,875,673
   Professional services .....................         16,838,589        15,361,745        46,565,826        38,082,549
                                                  ---------------   ---------------   ---------------   ---------------
           Total revenues ....................         55,178,368        31,865,903       148,188,654        87,617,854
                                                  ---------------   ---------------   ---------------   ---------------
 Cost of revenues:
   Cost of software licenses .................            550,043           508,506         1,635,255           915,620
   Cost of software maintenance and
      professional services...................         13,601,143        11,730,107        37,106,012        28,248,135
                                                  ---------------   ---------------   ---------------   ---------------
           Total cost of revenues ............         14,151,186        12,238,613        38,741,267        29,163,755
                                                  ---------------   ---------------   ---------------   ---------------
 Gross profit ................................         41,027,182        19,627,290       109,447,387        58,454,099
                                                  ---------------   ---------------   ---------------   ---------------
 Operating expenses:
   Sales and marketing .......................         22,404,166        16,077,806        59,301,024        39,323,721
   Research and development ..................         10,915,261         9,403,413        31,293,606        25,613,850
   General and administrative ................          4,188,133         4,623,186        12,269,265        11,578,765
   Restructuring charges .....................                 --         7,445,107                --         7,445,107
   Stock-based compensation and related
     payroll taxes ...........................          1,267,849                --         1,880,068                --
   Amortization of intangibles and
     other acquisition-related charges .......          9,413,313        32,308,784        26,352,525        37,361,081
                                                  ---------------   ---------------   ---------------   ---------------
           Total operating expenses ..........         48,188,722        69,858,296       131,096,488       121,322,524
                                                  ---------------   ---------------   ---------------   ---------------
 Loss from operations ........................         (7,161,540)      (50,231,006)      (21,649,101)      (62,868,425)
 Other income, net ...........................            985,440         1,736,447         3,645,089         5,679,659
                                                  ---------------   ---------------   ---------------   ---------------
 Loss before income taxes ....................         (6,176,100)      (48,494,559)      (18,004,012)      (57,188,766)
 Benefit (provision) for income taxes ........           (199,999)       13,560,632          (605,000)       16,014,282
                                                  ---------------   ---------------   ---------------   ---------------
 Net loss ....................................    $    (6,376,099)  $   (34,933,927)  $   (18,609,012)  $   (41,174,484)
                                                  ===============   ===============   ===============   ===============
 Net loss per common share, basic
   and diluted ...............................    $         (0.18)  $         (1.06)  $         (0.52)  $         (1.30)
                                                  ===============   ===============   ===============   ===============
 Weighted average shares of common stock
   outstanding, basic and diluted ............         36,093,032        33,008,293        35,473,234        31,709,627
                                                  ===============   ===============   ===============   ===============


                 See notes to consolidated financial statements.

                            NEW ERA OF NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                ---------------------------------
                                                                     2000               1999
                                                                --------------     --------------
Cash flows from operating activities:
  Net loss .................................................    $  (18,609,012)    $  (41,174,484)
  Adjustments to reconcile net loss to net cash
    used in operating activities--
    Depreciation and amortization ..........................        30,780,275         15,683,723
    Minority interest share of losses ......................                --            (12,720)
    Stock-based compensation, exclusive of payroll taxes ...         1,509,375                 --
    Benefit for deferred income taxes, net .................        (4,138,714)       (16,701,289)
    Charge in lieu of income taxes .........................         4,113,032                 --
    Loss on asset disposition ..............................            40,910                 --
    Acquisition charges paid with common stock .............                --          8,268,759
    Noncash restructuring charges ..........................                --            831,477
  Changes in assets and liabilities--
    Accounts receivable, net ...............................       (20,662,254)        (5,405,839)
    Unbilled revenue .......................................            33,269           (734,196)
    Prepaid expenses and other .............................        (1,109,122)        (3,123,470)
    Other assets, net ......................................           590,771            913,549
    Accounts payable .......................................         3,635,223         (2,129,335)
    Accrued liabilities ....................................        (5,124,999)        (5,341,150)
    Accrued restructuring charges ..........................        (1,825,248)         4,906,384
    Deferred revenue, current and long-term ................         6,396,808            530,112
                                                                --------------     --------------
             Net cash used in operating activities .........        (4,369,686)       (43,488,479)
                                                                --------------     --------------
Cash flows from investing activities:
  Investments in marketable securities--
    Purchases of short-term investments ....................       (31,996,694)       (11,937,580)
    Sales of short-term investments ........................        33,988,024         19,066,968
    Purchases of long-term investments .....................       (11,384,516)       (33,474,451)
    Sales of long-term investments .........................         6,083,227          6,515,033
    Purchases of nonmarketable investment securities .......        (5,000,000)                --
  Purchases of developed software and other intangibles ....        (1,007,518)        (4,170,321)
  Business combinations, net of cash acquired ..............       (29,318,869)       (38,822,641)
  Purchases of property and equipment ......................       (13,104,249)        (7,969,471)
  Collection of note receivable--related party .............        25,409,735                 --
  Advances on note receivable--related party ...............        (5,743,600)       (16,504,094)
                                                                --------------     --------------
             Net cash used in investing activities .........       (32,074,460)       (87,296,557)
                                                                --------------     --------------
Cash flows from financing activities:
  Proceeds from issuances of common stock ..................        12,682,467          5,869,837
  Purchases of treasury stock ..............................        (3,864,508)          (347,375)
                                                                --------------     --------------
             Net cash provided by financing activities .....         8,817,959          5,522,462

Effect of exchange rate changes on cash ....................           452,011            389,378
                                                                --------------     --------------
Net decrease in cash and cash equivalents ..................       (27,174,176)      (124,873,196)
Cash and cash equivalents, beginning of period .............        49,796,989        174,173,008
                                                                --------------     --------------
Cash and cash equivalents, end of period ...................    $   22,622,813     $   49,299,812
                                                                ==============     ==============
Supplemental cash flow information:
  Cash paid during the period for--
    Interest ...............................................    $       13,154     $       29,678
                                                                ==============     ==============
    Taxes ..................................................    $    1,220,317     $      882,073
                                                                ==============     ==============
Supplemental disclosures of noncash transactions:
  Common stock issued for business combinations ............    $   26,000,000     $   75,721,687
                                                                ==============     ==============
  Accrued business combination costs .......................    $       17,321     $      255,099
                                                                ==============     ==============
  Stock-based compensation charged to additional
    paid-in capital ........................................    $      652,228     $           --
                                                                ==============     ==============
  Restricted stock grants changed to deferred
    compensation ...........................................    $    1,545,000     $           --
                                                                ==============     ==============
  Restructuring charge--option reimbursement ...............    $           --     $      480,979
                                                                ==============     ==============
  Common stock issued for acquisition charges ..............    $           --     $    8,268,759
                                                                ==============     ==============
  Restructuring charge--loss on asset disposition ..........    $           --     $      350,498
                                                                ==============     ==============


                 See notes to consolidated financial statements.

                            NEW ERA OF NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying consolidated interim financial statements have been prepared by New Era of Networks, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The consolidated results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 2000.

    The accompanying unaudited consolidated interim financial statements reflect, in the opinion of management, all adjustments that are of a normal and recurring nature and that are necessary for a fair presentation of the financial position and results of operations for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to prior period financial statements to conform to the September 30, 2000 presentation.

2. BUSINESS COMBINATIONS

    Software-Engineering, Computing and Consulting GmbH

    In April 2000, we acquired all of the outstanding capital stock of Software-Engineering, Computing and Consulting GmbH ("Secco"), a German corporation. Secco is a provider of enterprise application integration and e-Business professional services in Germany.

    The aggregate consideration paid by the Company was approximately $15,000,000, of which $12,000,000 was paid in cash and approximately $3,000,000 was paid through the issuance of 86,925 shares of our common stock. The fees and expenses related to the acquisition are estimated to be approximately $445,000. In August 2000, 13,000 additional shares of our common stock were issued and approximately $182,000 in cash was paid to the former shareholders of Secco based on the market price of our stock at a certain measurement date subsequent to closing. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, liabilities and operating results of Secco have been included in the accompanying consolidated financial statements from April 1, 2000.

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

    The aggregate consideration paid by the Company was approximately $40,000,000, of which $20,000,000 was paid in cash and approximately $20,000,000 was paid through the issuance of 283,881 shares of our common stock. The fees and expenses related to the acquisition are estimated to be approximately $245,000. In June and August 2000, an aggregate of 425,301 additional shares of our common stock were issued to the former shareholders of PaperFree based on the market price of our common stock at certain measurement dates. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, liabilities and operating results of PaperFree have been included in the accompanying consolidated financial statements from March 24, 2000.

    An independent valuation of PaperFree's net assets will be performed to assist in the allocation of the purchase price. Upon the finalization of the purchase price allocation, we anticipate recording a deferred tax liability and corresponding increase to goodwill as values assigned to the software products and other intangibles are not amortizable for tax purposes.

    SLI International AG

    In August 2000, we issued 75,519 shares of common stock to the former shareholders of SLI International AG ("SLI") upon the achievement of certain performance targets provided for in the April 15, 1999 agreement for our acquisition of SLI. These shares were recorded as an additional $3,000,000 of purchase price based on the fair value of these shares at the time they were earned.

3. INVESTMENTS IN NONMARKETABLE SECURITIES

    During the third quarter of 2000, we invested $5.0 million and committed to invest an additional $3.9 million in equity securities of five companies with technologies or products that are complementary to our own. As described in Note 7, these investee companies also purchased software from us for their internal use or for resale, as well as software support and other professional services. The investee companies are in early stages of development and are focused on various e-Business applications and solutions. These arrangements are a part of our strategy to broaden the scope and uses of our products and to access additional vertical markets and customers. The early-stage nature of the investees may also create opportunities for us to benefit from future appreciation in the value of our investments; however, there can be no assurance we will realize any gains from these investments or that subsequent impairments in the values of these securities will not occur.

    No public market existed for any securities of these investees at the time of our investment or our commitment to invest, nor is there any assurance that a public market will ever exist. Consequently, these investments will be accounted for under the cost method because our ownership interests are less than 20% and we do not have the ability to exercise significant influence over their operations. Our initial cost is equal to the estimated fair value of the securities at the time of purchase, as evidenced by concurrent independent third-party investments in such companies. We will closely monitor the success of these investees in executing their business plans. Future impairments, if any, will be recognized as they become apparent. If and when any of these investments become publicly-traded and meet the criteria for "available-for-sale" securities pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," they will be accounted for accordingly. Otherwise, future appreciation will be recognized only upon sale or other disposition of the securities.

4. NET LOSS PER COMMON SHARE

    Under SFAS No. 128 "Earnings Per Share", basic earnings or loss per common share is determined by dividing net income or loss from continuing operations available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per common share includes the effects of potentially issuable common stock, but only if dilutive. The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants.

5. COMPREHENSIVE LOSS

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The purpose of SFAS 130 is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The only items of other comprehensive income reported by the Company are the cumulative translation adjustment and unrealized loss on marketable securities available for sale. The Company's comprehensive income for the three and nine months ended September 30, 2000 and 1999 was as follows.




                                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                                -----------------------------     -----------------------------
                                                                    2000             1999             2000             1999
                                                                ------------     ------------     ------------     ------------
Net loss for the period ....................................    $ (6,376,099)    $(34,933,927)    $(18,609,012)    $(41,174,484)
Change in cumulative translation adjustment ................      (2,464,414)         562,846       (3,571,061)         183,533
Unrealized gains (losses) on marketable securities:
  Change in unrealized loss on marketable securities .......         279,690          (23,531)         372,428         (490,271)
  Reclassification adjustment for realized losses included
    in net loss for the period .............................              --               --           74,169               --
                                                                ------------     ------------     ------------     ------------
Comprehensive loss .........................................    $ (8,560,823)    $(34,394,612)    $(21,733,476)    $(41,481,222)
                                                                ============     ============     ============     ============

6. RESTRICTED CASH AND RESTRICTED INVESTMENTS IN MARKETABLE SECURITIES

    We have leased two buildings and a parking structure in Englewood, Colorado from Greenwood Plaza Partners, LLP ("GPP") for use as our principal corporate headquarters and at September 30, 2000, had subleased all unused excess capacity. GPP is principally owned by our Chief Executive Officer and Chairman of the Board.

    Through April 2000, we had funded approximately $25.4 million toward a short-term loan to GPP for construction of the leased facilities. In May 2000, GPP obtained interim (five-year) financing from a third-party lender and repaid the loan from us in full. Terms of the interim financing require that we maintain up to $8.3 million of cash or investments with the lender, including $1.3 million restricted for the purpose of paying tenant improvement expenses and leasing commissions. At September 30, 2000, the restricted cash balance was approximately $7.0 million. The restricted cash represents one source of collateral to the lender in recognition that we have a long-term master lease for the entire facility.

    We leased and occupied completed portions of the facilities from August 1999 through April 2000. The lease for the entire completed facility commenced May 1, 2000. The facilities include approximately 200,000 rentable square feet of space and 720 parking spaces in the garage. Rent paid to GPP for the three and nine-month periods ended September 30, 2000 was approximately $1.0 million and $2.2 million, respectively. Sublease income of $407,000 and $429,000 for the respective periods has been netted against rent expense in the accompanying financial statements. We are also responsible for all taxes, insurance, utilities, repairs and maintenance of the facilities during the lease term. The initial term is ten years from May 1, 2000, and is renewable at our option for two successive five-year periods at then prevailing market rental rates.

7. CONCURRENT TRANSACTIONS

    During the third quarter of 2000, the Company established several strategic relationships through private equity investments and other transactions described below. As indicated in Note 3, concurrent with our commitments to invest in the private equity offerings of five early-stage e-Business companies, the investees purchased from us software, support and professional services. During the quarter, we also sold software and support services to three other software and service vendors and concurrently committed to acquire software and/or services from them.

    The above transactions effectively include nonmonetary sales of our software and services for equity securities of the investees and for software and services of other vendors. We believe that APB Opinion No. 29, "Accounting for Nonmonetary Transactions" ("APB 29"), as interpreted by EITF Issues 86-29 and 00-08, requires that we account for each of the transactions described above (and summarized below) at fair value. With respect to our license agreements, all other revenue recognition criteria were satisfied with respect to the amount of license revenue recognized during the quarter.

    The impact of these transactions on our consolidated financial statements as of and for the quarter ended September 30, 2000, is summarized in the following table:


                                   SOFTWARE AND       OTHER
                                   SERVICES FOR    NONMONETARY
                                      EQUITY      TRANSACTIONS
                                   ------------   ------------
                                    (AMOUNTS IN THOUSANDS)
License revenues recognized ....    $    4,641    $    5,374
Deferred revenues ..............         1,274           778
Accounts receivable ............         2,883         5,652
Software for resale and
 Prepaid services ..............            --         6,730
Nonmarketable securities .......         8,900            --
Accrued liabilities ............         3,900         5,130
Net cash used during quarter ...         1,968         1,100

    The fair values of equity securities purchased by us were based on concurrent or recent purchases of substantially similar securities of the investees by independent third parties. The values of our software license arrangements were based on similar monetary transactions with other customers. Prepaid professional services to be provided to us are valued at the same rates charged to us for prior engagements. For each of the other nonmonetary transactions reflected in the above table, monetary consideration was at least 25% of the total fair value of the transaction.

8.  STOCKHOLDERS' EQUITY

    In August 1999, the Board of Directors authorized the repurchase of up to the lesser of 10% of our outstanding shares of common stock or stock repurchase expenditures of $30,000,000. The following table summarizes actual purchases:


                                 NUMBER OF     AVERAGE COST       TOTAL
        QUARTER OF PURCHASE       SHARES        PER SHARE          COST
                               ------------    ------------    ------------

Third quarter 1999 ........          20,000    $      17.37    $    347,375
Second quarter 2000 .......          40,000           29.01       1,160,335
Third quarter 2000 ........         100,000           27.04       2,704,173
                               ------------    ------------    ------------
Total treasury shares .....         160,000    $      26.32    $  4,211,883
                               ============    ============    ============

    During the third quarter of 2000, we issued restricted stock grants to two senior executives. As both the strike price and number of shares were known at the date of grant, they will be accounted for as fixed awards under APB Opinion No. 25. Accordingly, deferred stock-based compensation has been recognized as a charge to equity and is being amortized over the vesting terms of the awards.

9. RESTRUCTURING CHARGES

    In July 1999, our management and Board of Directors approved restructuring plans that included initiatives to integrate the operations of recently acquired companies, consolidate redundant facilities, and reduce overhead. Total accrued restructuring costs of approximately $7,450,000 were recorded in the third quarter of 1999 related to these initiatives. With the exception of one facility relocation, all restructuring efforts were finalized by March 2000. Management expects the remaining restructuring efforts to be completed by December 31, 2000.

    The restructuring included approximately $3,301,000 related to the cost of involuntary employee separation benefits related to approximately 150 employees worldwide. Employee separation benefits include severance, medical and other benefits. Employee separations affected the majority of business functions, job classes and geographies, with a majority of the reductions occurring in North America and Europe. The restructuring also provided for approximately $4,149,000 associated with the closure and consolidation of office space, principally in North America and Europe.

    The accrued restructuring costs and amounts charged against the provision as of September 30, 2000 were as follows:



                                            ACCRUAL AT    APPROXIMATE     ACCRUAL AT
                                            DECEMBER 31,  YEAR-TO-DATE   SEPTEMBER 30,
                                               1999         SPENDING         2000
                                            -----------   ------------   ------------
                                                     (AMOUNTS IN THOUSANDS)
Employee separations ...................    $       660    $       248    $       412
Facility closure costs .................          2,628          1,577          1,051
                                            -----------    -----------    -----------
    Total accrued restructuring costs ..    $     3,288    $     1,825    $     1,463
                                            ===========    ===========    ===========

10.  STOCK OPTION BONUS PROGRAM

    Effective July 1, 2000, we implemented a stock option bonus program to further encourage ownership of our stock by employees. Under this program, participating employees must make an irrevocable election at the beginning of a plan period (generally, each calendar quarter) to receive stock options in lieu of cash for either a fixed percentage or a specified dollar amount of commissions and/or bonuses they may earn for that period. The number of option shares awarded on the last day of each plan period is equal to four times the cash compensation foregone divided by the period-end market price of our common stock. The employee's strike price is equal to 85% of the market price of our common stock on the last day of the plan period. Specific named executive officers may receive options equal to five times the cash compensation foregone, but their strike price is equal to 100% of the period-end market price. The options are fully vested when awarded on the last day of the each plan period. Stock-based compensation is recorded for the intrinsic value of the options awarded under the provisions of APB Opinion No. 25. For the quarter ended September 30, 2000, options to purchase 249,583 shares at $13.60 per share and 52,465 shares at $16.00 per share were awarded under this program, the aggregate intrinsic value of which was approximately $600,000.

11. 401k PROGRAM

    In July 2000, we adopted an employer match in shares of our common stock equal to 25% of each participant's calendar year 401k contributions. The number of shares is determined by the lower of the daily annual average closing market price of the Company's common stock or the closing market price at the end of the calendar year. The Company records stock-based compensation at the end of each quarter equal to the greater of 25% of participants' voluntary contributions or the number of shares issuable, based on the year-to-date average market price, times the period end market price. A final accounting will be made as of December 31 of each year for that year's contribution.

12. SEGMENT INFORMATION

    In the fourth quarter of 1998, we adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance of the segments of an enterprise. The operating segments are managed separately because each operating segment represents a strategic business unit that offers products and services in different markets.

    We classify our business activities into three operating segments: The Americas; Europe and Asia Pacific; and Corporate and Other. Information regarding our operations in these three operating segments, which are managed separately, is set forth below. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for consolidated results. There are no significant intersegment sales or transfers between the segments for the periods presented.


                                        THREE MONTHS ENDED SEPTEMBER 30, 2000              THREE MONTHS ENDED SEPTEMBER 30, 1999
                                     ---------------------------------------------    ----------------------------------------------
                                                  EUROPE                                           EUROPE
                                       THE       AND ASIA    CORPORATE                  THE       AND ASIA    CORPORATE
                                     AMERICAS     PACIFIC    AND OTHER     TOTAL      AMERICAS     PACIFIC    AND OTHER      TOTAL
                                     ---------   ---------   ---------    --------    ---------   ---------   ---------    --------
(AMOUNTS IN THOUSANDS)
Total revenues ...................   $  27,156   $  15,519   $  12,503    $ 55,178    $  17,334   $  11,568   $   2,964    $ 31,866
Total cost of revenues ...........       4,425       6,513       3,213      14,151        4,387       4,287       3,565      12,239
                                     ---------   ---------   ---------    --------    ---------   ---------   ---------    --------
Gross profit .....................      22,731       9,006       9,290      41,027       12,947       7,281        (601)     19,627
Selling and marketing ............       9,371       6,664       6,369      22,404        6,982       5,144       3,952      16,078
Research and development .........          --          --      10,915      10,915           --          --       9,404       9,404
General and administrative .......          --          --       4,188       4,188           --          --       4,623       4,623
                                     ---------   ---------   ---------    --------    ---------   ---------   ---------    --------
Operating profit (loss) before
  acquisition-related charges
  and stock-based compensation
  and related payroll taxes ......      13,360       2,342     (12,182)      3,520        5,965       2,137     (18,580)    (10,478)
Restructuring charges ............          --          --          --          --           --          --       7,445       7,445
Amortization of intangibles ......          --          --       9,414       9,414           --          --      32,308      32,308
Stock-based compensation and
  related taxes ..................          --          --       1,268       1,268           --          --          --          --
                                     ---------   ---------   ---------    --------    ---------   ---------   ---------    --------
Operating profit (loss) ..........      13,360       2,342     (22,864)     (7,162)       5,965       2,137     (58,333)    (50,231)
Other income, net ................          --          --         986         986           --          --       1,737       1,737
                                     ---------   ---------   ---------    --------    ---------   ---------   ---------    --------
Net income (loss) before taxes ...      13,360       2,342     (21,878)     (6,176)       5,965       2,137     (56,596)    (48,494)
Benefit (provision) for income
  taxes ..........................          --          --        (200)       (200)          --          --      13,560      13,560
                                     ---------   ---------   ---------    --------    ---------   ---------   ---------    --------
Net income (loss) after taxes ....   $  13,360   $   2,342   $ (22,078)   $ (6,376)   $   5,965   $   2,137   $ (43,036)   $(34,934)
                                     =========   =========   =========    ========    =========   =========   =========    ========


                                         NINE MONTHS ENDED SEPTEMBER 30, 2000          NINE MONTHS ENDED SEPTEMBER 30, 1999
                                     -------------------------------------------   -------------------------------------------
                                                 EUROPE                                        EUROPE
                                       THE      AND ASIA   CORPORATE                 THE       AND ASIA  CORPORATE
                                     AMERICAS    PACIFIC   AND OTHER     TOTAL     AMERICAS    PACIFIC   AND OTHER     TOTAL
                                     ---------  ---------  ---------   ---------   ---------  ---------  ---------   ---------
(AMOUNTS IN THOUSANDS)
Total revenues ....................  $  73,610  $  37,017  $  37,561   $ 148,188   $  51,458  $  29,166  $   6,994   $  87,618
Total cost of revenues ............     13,883     12,979     11,879      38,741      12,599     11,855      4,710      29,164
                                     ---------  ---------  ---------   ---------   ---------  ---------  ---------   ---------
Gross profit ......................     59,727     24,038     25,682     109,447      38,859     17,311      2,284      58,454
Selling and marketing .............     25,856     16,302     17,143      59,301      20,046     10,838      8,440      39,324
Research and development ..........         --         --     31,293      31,293          --         --     25,614      25,614
General and administrative ........         --         --     12,269      12,269          --         --     11,579      11,579
                                     ---------  ---------  ---------   ---------   ---------  ---------  ---------   ---------
Operating profit (loss) before
  acquisition-related charges
  and stock-based compensation
  and related payroll taxes  ......     33,871      7,736    (35,023)      6,584      18,813      6,473    (43,349)    (18,063)
Restructuring charges .............         --         --         --          --          --         --      7,445       7,445
Amortization of intangibles .......         --         --     26,353      26,353          --         --     37,361      37,361
Stock-based compensation and
  related taxes ...................         --         --      1,880       1,880          --         --         --          --
                                     ---------  ---------  ---------   ---------   ---------  ---------  ---------   ---------
Operating profit (loss) ...........     33,871      7,736    (63,256)    (21,649)     18,813      6,473    (88,155)    (62,869)
Other income, net .................         --         --      3,645       3,645          --         --      5,680       5,680
                                     ---------  ---------  ---------   ---------   ---------  ---------  ---------   ---------
Net income (loss) before taxes ....     33,871      7,736    (59,611)    (18,004)     18,813      6,473    (82,475)    (57,189)
Benefit (provision) for income
  taxes ...........................         --         --       (605)       (605)         --         --     16,014      16,014
                                     ---------  ---------  ---------   ---------   ---------  ---------  ---------   ---------
Net income (loss) after taxes .....  $  33,871  $   7,736  $ (60,216)  $ (18,609)  $  18,813  $   6,473  $ (66,461)  $ (41,175)
                                     =========  =========  =========   =========   =========  =========  =========   =========

13.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. To the extent our stock-based compensation awards are or become subject to "variable accounting" because of FIN 44, we expect that significant periodic fluctuations in the price of our common stock may cause the application of FIN 44 to have a material impact on stock-based compensation reported in our future results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), and amended it in March 2000. NEON is required to adopt the provisions of SAB 101 in the fourth quarter of 2000. We are currently reviewing the provisions of SAB 101 and have not fully assessed the impact of its adoption; however, we do not currently expect that the adoption of SAB 101 will have a material impact on our financial position or results of operations.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"). SFAS 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137") was issued. SFAS 137 deferred the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" ("SFAS 138") was issued. SFAS 138 addresses a limited number of issues causing difficulties in the implementation of SFAS 133 and is required to be adopted concurrent with SFAS 133. The Company has not engaged in hedging activities and does not believe that the adoption of SFAS 133 and SFAS 138 will have a material impact on the Company's financial position or results of operations.

14. LITIGATION

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

    The Company is involved in a declaratory judgment action in Federal District Court for the State of Colorado and a trademark dilution case in Texas District Court for Bend County against NEON Systems, Inc. over the use of the trademark NEON. An adverse judgment or settlement, particularly in the Texas action, may result in increased costs and expenses and may have an adverse effect on our business. The Texas damage action was filed in June 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion in this Report on Form 10-Q contains certain trend analysis and other forward-looking statements. Words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," and "intend," and words of similar import are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to business and economic risks and uncertainties that are difficult to predict. Therefore, our actual results of operations may differ materially from those expressed or forecasted in the forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in this discussion under "Factors That May Affect Future Results" and other risks detailed from time to time in reports filed with the Securities and Exchange Commission. In addition, the discussion of our results of operations should be read in conjunction with matters described in detail in our 1999 Form 10-K Report.

OVERVIEW

    We began operations in January 1994 to develop, market and support enterprise software for application integration. In 1994 and 1995 our Company was in the development stage and was principally focused on product development and assembling its management team and infrastructure. Software license revenues were not significant until the commercial release of our NEONet software in January 1996. Since that time, a substantial portion of our revenues has been attributable to licenses of NEONet and follow-on products such as MQIntegrator and e-Biz Integrator and related services. In December 1997, we entered into a license agreement with IBM for the joint development of a product designed to integrate IBM's MQSeries product with certain of our products. Under the terms of the amended agreement, both NEON and IBM began selling the resulting MQIntegrator or MQSeries Integrator products and other NEON adapter products.

    In June 1997, we completed our initial public offering and issued 6,348,000 shares of common stock, and received net proceeds of approximately $34.3 million. In May and December 1998, we completed follow-on offerings and issued 4,757,000 and 4,780,000 shares of our common stock, respectively, and received net proceeds of approximately $50.6 million and $153.7 million, respectively.

RECENT ACQUISITIONS AND INVESTMENTS

    In April 2000, we acquired all of the outstanding capital stock of Software-Engineering, Computer and Consulting GmbH ("Secco"). Secco is a provider of enterprise application integration ("EAI") and e-Business professional services in Germany. The aggregate purchase price of Secco was $15 million, of which $12 million was paid in cash and $3 million was paid through the issuance of 86,925 shares of our common stock. In August 2000, 13,000 additional shares of our common stock were issued and approximately $182,000 in cash was paid to the former shareholders of Secco based on the market price of our stock at a certain measurement date subsequent to closing. The acquisition was accounted for under the purchase method of accounting.

    In March 2000, we acquired all of the outstanding capital stock of PaperFree Systems, Inc. ("PaperFree"). PaperFree is a provider of integration solutions concentrating on the payor-side of the healthcare market. The aggregate purchase price of PaperFree was $40 million, of which, approximately $20 million was paid in cash and $20 million was paid through the issuance of 283,881 shares of common stock. In June and August 2000, an aggregate of 425,301 additional shares of our common stock were issued to the former shareholders of PaperFree based on the market price of our common stock at certain measurement dates subsequent to closing. The acquisition was accounted for under the purchase method of accounting.

    In August 2000, we issued 75,519 shares of common stock to the former shareholders of SLI International AG upon achievement of certain performance targets. These shares were recorded as additional purchase price based on the fair value of these shares at the time they were earned.

    As described more fully in Note 3 to our consolidated financial statements, during the third quarter of 2000, we invested or committed to invest a total of approximately $8.9 million in five early-stage e-Business companies. These nonmarketable investment securities are accounted for under the cost method, as our ownership is less than 20% and we do not have the ability to exercise significant influence over the operating and financial policies of the investees. These arrangements, and other strategic partnerships described in
Note 7 to our condensed consolidated financial statements, are part of our strategy to broaden the scope and uses of our products and to access additional vertical markets and customers. We may make similar, additional investments in the future. Management believes the early-stage nature of these investees may create opportunities for us to benefit from future appreciation in the value of our investments; however, there is significant risk that the investees may not be successful in executing their business plans and all or part of our investments may become impaired.

RESULTS OF OPERATIONS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND
1999

    The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to total revenues:


                                                             THREE MONTHS                NINE MONTHS
                                                                ENDED                       ENDED
                                                             SEPTEMBER 30,              SEPTEMBER 30,
                                                       -----------------------     -----------------------
                                                         2000          1999          2000          1999
                                                       ---------     ---------     ---------     ---------
Revenues:
  Software licenses ................................          59%           39%           57%           44%
  Software maintenance .............................          11            13            11            12
  Professional services ............................          30            48            32            44
                                                       ---------     ---------     ---------     ---------
                  Total revenues ...................         100           100           100           100
Cost of revenues:
  Cost of software licenses(1) .....................           2             4             2             2
  Cost of software maintenance and professional
    services(2) ....................................          59            60            58            58
                                                       ---------     ---------     ---------     ---------
                   Total cost of revenues ..........          26            38            26            33
                                                       ---------     ---------     ---------     ---------
                   Gross profit ....................          74            62            74            67
Operating expenses:
  Sales and marketing ..............................          41            50            40            45
  Research and development .........................          20            30            21            29
  General and administrative .......................           8            15             8            13
  Restructuring charges ............................          --            23            --             9
  Stock-based compensation and related payroll taxes           2            --             1            --
  Amortization of intangibles and other
    acquisition-related charges ....................          17           101            18            42
                                                       ---------     ---------     ---------     ---------
                   Total operating expenses ........          88           219            88           138
                                                       ---------     ---------     ---------     ---------
Loss from operations ...............................         (14)         (157)          (14)          (71)
Other income, net ..................................           2             5             3             6
                                                       ---------     ---------     ---------     ---------
Loss before income taxes ...........................         (12)         (152)          (11)          (65)
Benefit (provision) from income taxes ..............          (1)           42            (1)           18
                                                       ---------     ---------     ---------     ---------
Net loss ...........................................         (11)%        (110)%         (12)%         (47)%
                                                       =========     =========     =========     =========
Excluding stock-based compensation, restructuring
  and acquisition-related charges:
  Profit (loss) from operations ....................           6%          (33)%           4%          (21)%
                                                       =========     =========     =========     =========
  Net income (loss) before income taxes ............           8%          (27)%           7%          (14)%
                                                       =========     =========     =========     =========
  Net income (loss) if taxed at a 35% rate .........           5%          (18)%           4%           (9)%
                                                       =========     =========     =========     =========

(1)  As a percentage of software licenses revenue.
(2)  As a percentage of software maintenance and professional services revenue.

REVENUES

    Our total revenues grew by 73% to $55.2 million for the quarter ended September 30, 2000 from $31.9 million for the quarter ended September 30, 1999. The revenue mix between software licenses, software maintenance, and professional services was 59%, 11% and 30%, respectively, for the third quarter of 2000 compared to 39%, 13% and 48%, respectively, for the same quarter last year. For the first nine months of 2000, total revenues grew by 69% to $148.2 million from $87.6 million for the same period in 1999. The revenue mix between software licenses, software maintenance, and professional services was 57%, 11% and 32%, respectively, for the first nine months of 2000 compared to 44%, 12% and 44%, respectively, for the corresponding period last year. The increase in total revenues for the three and nine-month periods ended September 30, 2000, compared to the corresponding periods last year, was primarily from growth in software license revenues resulting from increases to our direct sales force, expansion of our indirect channel partnerships, expanded product offerings and the acquisition of two companies.

    Software license revenues increased 160% to $32.3 million for the quarter ended September 30, 2000 from $12.4 million for the quarter ended September 30, 1999. Software license revenues increased 119% to $84.7 million for the nine-month period ended September 30, 2000 from $38.7 million for the nine-month period ended September 30, 1999. The increase in software license revenue reflected growth in our indirect channel revenues, expansion of our direct sales force and new product offerings. Indirect channel revenues increased as a percentage of total license revenues to 37% for the quarter ended September 30, 2000 from 32% for the same period of 1999. An arrangement with IBM, which provides for a fixed minimum royalty, is payable in each quarter of 2000 and followed by a variable royalty which is payable on a one quarter lag basis. The growth in license revenue is also due to sales of new products such as e-Biz Integrator, e-Biz 2000 and adapters sold by both our direct sales force and indirect channel partners. We expect that future software license revenue will reflect continued strength in the direct and indirect channels, as well as include an increasing amount of software license revenue from the sale of the NEON e-Biz platforms and adapters.

    License revenues for the quarter ended September 30, 2000 include revenues from strategic partners in which we have made private equity investments or from whom we have purchased, or committed to purchase software and services as described in Note 7 to our consolidated financial statements included elsewhere in this Form 10-Q report.

    Software maintenance revenues increased 46% to $6.0 million for the quarter ended September 30, 2000 from $4.1 million for the quarter ended September 30, 1999. Software maintenance revenues increased 55% to $16.9 million for the nine-month period ended September 30, 2000 from $10.9 million for the nine-month period ended September 30, 1999. The increase during both the three and nine-month periods ended September 30, 2000, compared to the corresponding period last year, was primarily a result of our growing installed base of customers and the growing installed base of indirect IBM MQSeries Integrator customers.

    Professional services revenue consists of revenue for consulting and training services, which are generally contracted for on a time and materials basis. These revenues grew 9% to $16.8 million for the quarter ended September 30, 2000 from $15.4 million for the quarter ended September 30, 1999. Professional services revenue grew 22% to $46.6 million for the nine-month period ended September 30, 2000 from $38.1 million for the nine-month period ended September 30, 1999. The increase was primarily due to higher revenue from consulting, which is the largest component of services, although training revenue also increased during the quarter and nine-month period. The increase in consulting revenue was primarily due to prior periods' direct license fee revenue growth, which resulted in more demand for our implementation services and growth from acquisitions.

COST OF REVENUES

    Cost of revenues consists of costs of software licenses and costs of software maintenance and professional services. As a percentage of total revenues, total cost of revenues remained constant at 26% for both the three and nine months ended September 30, 2000.

    Cost of software licenses includes royalty payments to third parties for jointly developed products, software purchased from third parties for resale, documentation and software replication and delivery expenses. The total dollar amount incurred for the cost of license fees increased 8% to $550,000 for the quarter ended September 30, 2000 from $509,000 for the quarter ended September 30, 1999. For the nine-month period, the total dollar amount for the cost of software licenses increased 74% to $1.6 million from $916,000 for the same period last year. Although it increased in absolute dollars, cost of licenses remain consistent as a percentage of software license revenue.

    Cost of software maintenance and professional services includes the personnel and related overhead costs for services, including consulting, training and customer support, as well as fees paid to third parties for subcontracted services. Cost of software maintenance and professional services remained approximately the same percentage of associated software maintenance and professional services revenues, 59% and 60%, respectively, for the quarters ended September 30, 2000 and 1999. For both the nine-month periods ended September 30, 2000 and 1999, the cost of software maintenance and professional services amounted to 58% of the associated software maintenance and professional services revenues.

OPERATING EXPENSES

    Sales and Marketing

    Sales and marketing expense consists of personnel, commissions and related overhead, and advertising and costs for sales and marketing activities. Sales and marketing expense increased to $22.4 million for the quarter ended September 30, 2000 from $16.1 million for the quarter ended September 30, 1999, representing 41% and 50% of total revenues, respectively. Sales and marketing expense increased to $59.3 million for the nine-month period ended September 30, 2000 from $39.3 million for the corresponding period last year, representing 40% and 45% of total revenues, respectively. The increase in absolute dollars for both the quarter and nine-month period was primarily the result of expanded advertising, promotional and branding activities. We expect to continue to expand the direct sales force and professional marketing staff, further increase our international presence, and continue to develop our indirect sales channels and increase promotional activity. Accordingly, we expect sales and marketing expense to continue to grow in absolute dollars.

    Research and Development

    Research and development expense includes personnel and related overhead costs for product development, enhancements, upgrades, quality assurance and testing. Research and development expense increased to $10.9 million for the quarter ended September 30, 2000 from $9.4 million for the quarter ended September 30, 1999, representing 20% and 30% of total revenues, respectively. Research and development expense increased to $31.3 million for the nine-month period ended September 30, 2000 from $25.6 million for the nine-month period ended September 30, 1999, representing 21% and 29% of total revenues, respectively. The increase was primarily due to the use of contract services in a number of research and development projects. We anticipate that future research and development expenses will continue to increase in the second half of 2000 as we are continuing our ongoing product enhancements in e-Business and Portal products.

    General and Administrative

    General and administrative expense includes personnel and related overhead costs for the support and administrative functions. General and administrative expense decreased to $4.2 million for the quarter ended September 30, 2000 from $4.6 million for the quarter ended September 30, 1999, representing 8% and 15% of total revenues, respectively. General and administrative expense increased to $12.3 million for the nine-month period ended September 30, 2000 from $11.6 million for the nine-month period ended September 30, 1999, representing 8% and 13% of total revenues, respectively. The total dollar amount of expense increased primarily due to an increase in personnel to facilitate expansion of our operations. General and administrative expenses as a percentage of total revenues decreased primarily due to elimination of redundant personnel and facility costs in the third quarter of 1999.

    Restructuring Charges

    Management and the board of directors approved a restructuring plan in July 1999 to address expense-sharing opportunities created largely due to the consolidation of duplicate facilities and redundant positions from recent acquisitions.

    The restructuring charge of $7.5 million includes $3.3 million of expenses related to employee separation benefits for approximately 150 employees worldwide. The separations have affected all business functions, job classifications and geographic areas with most of the reductions in North America and Europe. The charge also includes $4.2 million of costs for closure and consolidation of office space primarily in North America and Europe.

    Stock-based Compensation and Related Payroll Taxes

    Stock-based compensation and related payroll taxes reflect the noncash compensation expense associated with restricted stock grants, our stock option bonus program, our 401k program which provides for a match in our common stock, and payroll taxes associated with the exercise of taxable employee option grants. See Notes 10 and 11 to our consolidated financial statements for descriptions of our stock option bonus program and 401k program.

    Amortization of Intangibles and Other Acquisition-related Charges

    For the three and nine-month periods ended September 30, 2000 and 1999, amortization of intangibles and other acquisition related charges included primarily amortization of goodwill and other intangible assets related to our acquisition activities. The allocation of purchase price has been determined by independent appraisals of net assets acquired. These assets are being amortized over estimated useful lives which range from three to 10 years. In July and August 1999, we agreed with the former equityholders of Microscript and Convoy, respectively, to provide additional consideration to more closely reflect the value agreed upon in the original purchase negotiations. Accordingly, approximately $16.6 million in cash was paid to the former equityholders of Microscript and 618,225 shares of our common stock, valued at $8.3 million, was issued to the former Convoy equityholders. These acquisition charges were reflected in our financial statements for the third quarter of 1999 as a one-time charge to net income.

OTHER INCOME, NET

    Other income, net includes interest income earned on cash, cash equivalents, short-term and long-term marketable securities, interest expense, foreign currency gains and losses, and other nonoperating income and expenses. Other income, net decreased to approximately $985,000 for the quarter ended September 30, 2000 from $1.7 million for the quarter ended September 30, 1999. Other income, net decreased to $3.6 million for the nine-month period ended September 30, 2000 from $5.7 million for the nine-month period ended September 30, 1999. The decrease was primarily due to the reduction in invested cash balances resulting from cash used for acquisitions and purchases of other noncurrent assets.

BENEFIT (PROVISION) FROM INCOME TAXES

    The provision for income taxes for the nine months ended September 30, 2000 consists of state and foreign taxes projected to be payable with respect to income for the period attributable to those jurisdictions. We presently expect to pay no federal income taxes for year 2000 based on projected taxable income, including deductions related to stock options exercised during the year. We estimate our effective tax rate for the year, exclusive of state and foreign taxes currently payable, will be zero. We currently expect to increase the valuation allowance during 2000 to offset any projected increases in our net deferred tax assets that exceed the current tax provision computed on income exclusive of deductions from the exercise of stock options. The tax benefit of such stock option deductions is recorded as an increase to shareholders' equity.

    The valuation allowance against our deferred tax assets increased to approximately $24.4 million at December 31, 1999. A portion of the valuation allowance, $6.9 million, relates to tax loss carryforwards of purchased businesses. If these deferred tax assets are realized, the benefit will reduce goodwill arising from prior acquisitions. An additional portion of the allowance, $9.2 million, relates to stock option compensation deductions included in our net operating loss carryforwards. If and when we determine to reverse that portion of the valuation allowance, the benefit will be added to paid-in capital, rather than being shown as a reduction of future income tax expense. The same treatment will apply to any portion of our net operating loss attributable to our stock option deductions generated during the year 2000. The remaining $8.3 million valuation allowance relates to certain deductions for acquisition costs. The valuation allowance has increased over the amount reported in earlier quarters based on actual tax returns filed for 1999.

NET LOSS

    We reported a net loss of $6.4 million, or $0.18 per share and $18.6 million, or $0.52 per share for the three and nine months ended September 30, 2000, respectively. The loss includes acquisition-related charges and stock-based compensation and related payroll taxes of approximately $10.7 million and $28.2 million for the three and nine months ended September 30, 2000, respectively. Excluding these charges and assuming a 35% tax rate, we generated a net income of approximately $2.9 million, or $0.08 per diluted share for the three months ended September 30, 2000 and $6.6 million, or $0.17 per diluted share for the nine months ended September 30, 2000. We reported a net loss of $34.9 million, or $1.06 per share and $41.2 million, or $1.30 per share for the three and nine months ended September 30, 1999, respectively. The loss includes restructuring and acquisition-related charges of approximately $39.8 million and $44.8 million for the three and nine months ended September 30, 1999, respectively. Excluding these charges and assuming a 35% tax rate, we generated a net loss of approximately $5.7 million, or $0.17 per diluted share for the three months ended September 30, 1999 and $8.0 million, or $0.25 per diluted share for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2000, we had cash, cash equivalents, and short-term and long-term investments in marketable securities of $71.4 million, which represented a decrease of $23.4 million from December 31, 1999.

    As of September 30, 2000, our principal sources of liquidity consisted of $64.4 million of unrestricted cash, cash equivalents and short-term and long-term investments in marketable securities compared with $94.8 million at December 31, 1999. No amounts were outstanding under our $3.0 million lines of credit during the nine-month periods ended September 30, 2000 or 1999. The Company had working capital of $48.8 million at September 30, 2000 compared with $86.2 million at December 31, 1999. Included in determining such amounts are short-term deferred revenue and customer deposits of $19.8 million at September 30, 2000 and $13.6 million at December 31, 1999. The majority of short-term deferred revenue represents annual support payments billed to customers, which is recognized ratably as revenue over the support service period. Without the short-term deferred revenue and customer deposits, working capital would have been $68.6 million at September 30, 2000 and $99.8 million at December 31, 1999.

    We used $4.4 million in cash for operating activities during the nine-month period ended September 30, 2000 compared to $43.5 million during the nine-month period ended September 30, 1999. The improvement in operating cash flow was due mainly to improved operating results, exclusive of noncash charges. As a result of the significant growth in revenues, our accounts receivable, net increased to $61.7 million at September 30, 2000 compared to $38.5 million at December 31, 1999. However, cash provided from a $6.4 million increase in deferred revenue partially offset the effect on operating cash flows from the increase in receivables.

    We used $32.1 million in cash for investing activities for the nine-month period ended September 30, 2000 compared to $87.3 million for the nine-month period ended September 30, 1999. In the nine months ended September 30, 2000, we continued to invest cash in business combinations. Cash outlays for acquisitions in the first nine months of 2000 resulted from the PaperFree and Secco acquisitions with net cash investments of approximately $29.3 million. We also invested $5.0 million of cash and committed to invest an additional $3.9 million in nonmarketable securities of five early-stage e-business companies. During the first nine months of 2000 and 1999, we purchased furniture, fixtures and equipment necessary to support our expanding operations. During 1999 and the first quarter of 2000, we funded approximately $25.4 million in a short-term construction loan to Greenwood Plaza Partners, LLP ("GPP") for construction of two buildings and a parking structure. GPP is principally owned by the Company's Chief Executive Officer and Chairman of the Board. We have leased the buildings from GPP for use as our principal corporate headquarters. In May 2000, GPP obtained interim financing from a third-party lender and repaid in full the related party note receivable. Terms of the new financing require the Company to maintain a restricted cash balance of up to $8.3 million with the lender as one source of collateral for the loan, as the Company is the sole tenant. At September 30, 2000, the restricted cash balance was approximately $7.0 million. The amount of the restricted cash balance may be reduced to $5 million, in accordance with the terms of the agreement, upon completion of tenant improvements and subleasing.

    Financing activities provided $8.8 million in cash during the first nine months of 2000 compared to $5.5 million for the same period last year. For both periods, this cash was primarily from exercises of common stock options and the Employee Stock Purchase Plan. The 2000 amount was net of approximately $3.9 million used to repurchase 140,000 shares of our common stock held as treasury shares.

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

IN-PROCESS RESEARCH AND DEVELOPMENT

    During fiscal year 1998, we acquired Century Analysis, Inc. ("CAI"), and MSB Consultants ("MSB"). In-process research and development ("IPR&D") projects acquired from MSB were completed during fiscal year 1999. Information regarding the completion of the MSB IPR&D projects is included in the Form 10-K for the year ended 1999. Detailed descriptions of these projects were included in our 10-K for the year ended 1998. As of the end of the second quarter of 2000 all of the CAI IPR&D projects are finished and have been fully incorporated into NEON's product development. The timeline and expectations for the completion of these projects did not differ materially from what was anticipated at the time of the purchase and these projects were released as planned. Further, the revenue and costs associated with these projects did not materially differ from the initial valuation.

FOREIGN CURRENCY RISK

    We operate wholly owned subsidiaries located in England, France, Switzerland, Germany, Australia, Japan, Malaysia, Hong Kong and Singapore. Transactions of these operations are typically denominated in local currency, thereby creating exposure to changes in exchange rates. The changes in foreign exchange rates may positively or negatively affect our sales, gross margins and stockholders' equity. We do not believe that reasonably possible near-term changes in exchange rates will result in a material effect on our future earnings, fair values or cash flows and, therefore, have chosen not to enter into foreign currency hedging instruments. There can be no assurance that this approach will be successful, especially in the event of significant, sudden and adverse changes in foreign exchange rates relative to the United States dollar. See Item 3, "Quantitative and Qualitative Disclosures about Market Risk."

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. To the extent our stock-based compensation awards are or become subject to "variable accounting" because of FIN 44, we expect that significant periodic fluctuations in the price of our common stock may cause the application of FIN 44 to have a material impact on stock-based compensation reported in our future results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), and amended it in March 2000. NEON is required to adopt the provisions of SAB 101 in the fourth quarter of 2000. We are currently reviewing the provisions of SAB 101 and have not fully assessed the impact of its adoption; however, we do not currently expect that the adoption of SAB 101 will have a material impact on our financial position or results of operations.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"). SFAS 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137") was issued. SFAS 137 deferred the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" ("SFAS 138") was issued. SFAS 138 addresses a limited number of issues causing difficulties in the implementation of SFAS 133 and is required to be adopted concurrent with SFAS 133. The Company has not engaged in hedging activities and does not believe that the adoption of SFAS 133 and SFAS 138 will have a material impact on the Company's financial position or results of operations.

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

    SOFTWARE LICENSE REVENUE GROWTH IS DEPENDENT ON OUR RELATIONSHIP WITH IBM AND OTHER PARTNERS.

    Our revenue growth in 1999 and in the first nine months of 2000 reflected strong sales of MQIntegrator, and MQSeries Integrator and our adapter libraries through IBM's distribution and reseller channel. Revenue from indirect channel partners, including IBM, BEA Systems, Hewlett-Packard, Logica and others, accounted for approximately 32% and 37% of software license revenues in the third quarters of 1999 and 2000, respectively. We expect that IBM and our other partners will account for a material percentage of our software license revenue for the remainder of 2000. Any delay or shortfall in such revenues from our partners could have a material adverse effect on our business and operating results.

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

    WE HAVE A SHORT OPERATING HISTORY AND A HISTORY OF OPERATING LOSSES.

    An investor in our common stock must evaluate the risks, uncertainties, expenses and difficulties frequently encountered by early stage companies in rapidly evolving markets. We have had only a limited operating history upon which an evaluation of our Company and its prospects can be based. Prior to 1996, we recorded only nominal product revenue and, including acquisition-related charges, we have not been profitable on an annual basis. At September 30, 2000, our Company had an accumulated deficit of approximately $84.9 million (which includes acquisition-related charges and stock-based compensation and related taxes). To address these risks and uncertainties, we must do the following.

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

    We may not be able to generate sufficient revenues from any of these acquisitions to offset the associated acquisition costs. We will be required to continually re-evaluate the realizability of acquired intangibles, and future impairment charges may be required if projected cash flows are significantly lower than expected at the date of these acquisitions. We will also be required to maintain uniform standards of quality and service, controls, procedures and policies. Our failure to achieve any of these standards may hurt relationships with customers, employees, and new management personnel. In addition, our future acquisitions may result in additional stock issuances which could be dilutive to our stockholders.

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

    OUR INVESTMENT STRATEGY COULD CAUSE FINANCIAL OR OPERATIONAL PROBLEMS.

    As of September 2000 we had invested, or committed to invest, approximately $8.9 million in early-stage, e-Business companies with technologies or products complementary to our own, and we plan to continue making such investments in the future. No public market existed for these securities at the time of our investment and there is no assurance that such a public market will ever exist. These investments may not result in any meaningful commercial benefit to us, and our investments could lose all or a significant part of their value.

    OUR FAILURE TO MANAGE GROWTH OF OPERATIONS MAY ADVERSELY AFFECT US.

    We must plan and manage effectively in order to successfully offer products and services and implement our business plan in a rapidly evolving market. We continue to increase the scope of our operations domestically and internationally and have grown our headcount substantially. For example, at January 1, 1996, we had a total of 35 employees and at September 30, 2000 we had a total of 1,140 employees. We may further expand domestically or internationally through internal growth or through acquisitions of related companies and technologies. This growth will continue to place a significant strain on our management systems and resources.

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

    FAILURE TO ADD CUSTOMERS OR EXPAND INTO NEW MARKETS MAY BE HARMFUL TO OUR BUSINESS.

    A significant portion of our revenue has come from a small number of large purchasers. In the three months ended September 30, 2000 and 1999, excluding royalties from IBM and other indirect channel partners, our top ten customers accounted for 32% and 28% of total revenues, respectively. In the three months ended September 30, 2000 and 1999, our largest customer, excluding royalties from IBM and other indirect channel partners, accounted for approximately 7% and 5% of our total revenues, respectively. Historically, our revenues have been derived primarily from sales to large banks and financial institutions. Sales to large banks and financial institutions accounted for 18% of direct revenues in the three months ended September 30, 2000 and approximately 27% of total revenues in the three months ended September 30, 1999. Recently a growing portion of our total revenues has been derived from sales of our products and services to commercial customers seeking further e-Business enabling of their information systems and operations. These customers or other customers may not continue to purchase our products. Our failure to add new customers that make significant purchases of our products and services would have a harmful effect on our business, financial condition and results of operations.

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

    ADOPTION OF THE EURO PRESENTS UNCERTAINTIES FOR OUR COMPANY.

    In the first part of 1999, the new "Euro" currency was introduced in certain European countries that are part of the European Monetary Union, or EMU. By 2002, all EMU countries are expected to be operating with the Euro as their single currency. A significant amount of uncertainty exists as to the effect the Euro will have on the marketplace generally and, additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the Euro currency. We are currently assessing the effect the introduction of the Euro will have on our internal accounting systems and the sales of our products. We are not aware of any material operational issues or costs associated with preparing our internal systems for the Euro. However, we do utilize third-party vendor equipment and software products that may or may not be EMU compliant. Although we are currently taking steps to address the impact, if any, of EMU compliance for such third-party products, the failure of any critical components to operate properly post-Euro could have a harmful effect on the business, financial condition and results of operations of our Company or require us to incur expenses to remedy such problems.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In the ordinary course of operations, our financial position and cash flows are subject to a variety of risks, which include market risks associated with changes in foreign currency exchange rates, movements in interest rates and equity price risk. We do not, in the normal course of business, use derivative financial instruments for trading or speculative purposes. Uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax, other regulatory or credit risks are not included in the following assessment of our market risks.

FOREIGN CURRENCY EXCHANGE RATES

    Operations outside of the U.S. expose us to foreign currency exchange rate changes and could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. During the first nine months of 2000, 27% of our total revenue was generated from our international operations, and the net assets of our foreign subsidiaries totaled 14% of consolidated net assets as of September 30, 2000. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the U.S. primarily through wholly owned subsidiaries in England, France, Switzerland, Australia, Germany, Japan, Malaysia, Hong Kong and Singapore. These foreign subsidiaries use local currencies as their functional currency, as sales are generated and expenses are incurred in such currencies. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct our operations as compared to the U.S. dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We do not believe that possible near-term changes in exchange rates will result in a material effect on our future earnings or cash flows and, therefore, have chosen not to enter into foreign currency hedging instruments. There can be no assurance that such approach will be successful, especially in the event of a sudden and significant decline in the value of the U.S. dollar relative to foreign currencies.

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

EQUITY PRICE RISK

    Our exposure to equity price risk relates to changes in the valuation of our investments in privately held companies. As of September 30, 2000, we have invested or committed to invest a total of $8.9 million among five investments, the largest of which has a current carrying value of $2.5 million.

                                    PART II.

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is currently involved in various civil litigation relating to the conduct of its business, some of which are addressed elsewhere in this report or in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000, as filed with the Securities and Exchange Commission. While the outcome of any particular lawsuit cannot be predicted with certainty, the Company believes that these matters will not have a material adverse effect on its consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES

    In August 1999, the NEON Board of Directors authorized the repurchase of up to the lesser of 10% of NEON's outstanding shares of common stock or stock repurchase expenditures of $30,000,000. During the third quarter of 2000, we repurchased an additional 100,000 shares.

    In July 2000, the Company issued 13,000 shares of common stock in connection with its acquisition of Software-Engineering, Computing and Consulting GmbH, a German corporation. In August 2000, the Company issued 129,639 shares of common stock to the former shareholders of PaperFree pursuant to the Plan and Agreement of Reorganization dated March 21, 2000 between New Era of Networks, Inc. and PaperFree Systems, Inc. In August 2000, the Company issued 75,519 shares of common stock to the former shareholders of SLI International AG ("SLI") pursuant to the Share Acquisition Agreement dated April 15, 1999 between New Era of Networks, Inc. and SLI. The Company relied upon the exemptions from registration provided by Rule 506 of Regulation D, and/or Section 4(2) under the Securities Act of 1933, as amended, in the foregoing acquisitions.

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

                                           NEW ERA OF NETWORKS, INC.
                                           (Registrant)

                                           By:    /s/ STEPHEN E. WEBB
                                              -----------------------------
                                                    Stephen E. Webb,
                                                  Senior Vice President,
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

Date: November 14, 2000

                                  EXHIBIT INDEX


EXHIBIT
NUMBER       DESCRIPTION
------       -----------
27.1      -- Financial Data Schedule.