Form 10-K
period 2000-12-31
NEW ERA OF NETWORKS INC
filed 2001-03-05
CIK 1028339

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                              ONE GREENWOOD PLAZA
                         6550 GREENWOOD PLAZA BOULEVARD
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 28, 2001, there were 36,839,240 shares of the Registrant's common stock outstanding and the aggregate market value of such shares held by nonaffiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on February 28, 2001) was approximately $243,147,401. Shares of the Registrant's common stock held by each executive officer and director of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           NEW ERA OF NETWORKS, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    1
          Factors That May Affect Future Results......................   13
Item 2.   Properties..................................................   22
Item 3.   Legal Proceedings...........................................   22
Item 4.   Submission of Matters to a Vote of Security
            Holders/Executive Officers of Registrant..................   23

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   26
Item 6.   Selected Consolidated Financial Data........................   27
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   29
Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................   38
Item 8.   Financial Statements and Supplementary Data.................   38
Item 9    Changes in and Disagreements with Accountants on Accounting
            and
          Financial Disclosure........................................   38

                                  PART III

Item 10.  Directors and Executive Officers of the Company.............   39
Item 11.  Executive Compensation......................................   39
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   39
Item 13.  Certain Relationships and Related Transactions..............   39

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   39
          Signatures..................................................   42
          Consolidated Financial Statements...........................   43

New Era of Networks, the NEON logotype, e-ADK, e-Biz Integrator, e-Biz 2000, e-Fulfillment, e-Procurement, NEONadapter, NEON e+1 Trading, NEON FastTrack, NEON Impact, NEON MedMerge, NEON MedPortal, NEON MedSecure, NEONet, NEONFormatter, NEONPortal Server, NEONProcess Server, NEONRules, NEONsecure, NEONSoft, NEONstart, NEONtrack, and Open Business Interchange are trademarks and service marks of New Era of Networks, Inc., and its subsidiaries. CL/7, Convoy/DM, Copernicus, New Era of Networks, MicroScript, Rapport, and Transaction Distribution Manager TDM are registered trademarks of New Era of Networks, Inc., and its subsidiaries. MQSeries is a registered trademark of International Business Machines Corp. All other trademarks, registered trademarks, and trade names contained in this Form 10-K are the property of the respective trademark owners.

                                     PART I

     This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements made within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Results" on pages 14 through 22 in this Form 10-K. Readers should not unduly rely on forward-looking statements, which reflect only the opinion of NEON as of the date hereof. Unless required by law, NEON undertakes no obligation to revise forward-looking statements. Readers should also carefully review the risk factors set forth in other reports or documents NEON files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1. BUSINESS.

OVERVIEW

     New Era of Networks, Inc. ("NEON" or the "Company") is a leading supplier of Internet infrastructure software and services. Specifically, NEON helps automate e-Business by providing a range of products and services, which integrate Internet-facing applications with core operational systems for goods and services providers, and which facilitate the creation of Net markets. By enabling information sharing between systems, businesses can automate end-to-end processes, such as fulfilling an order, at the speed and volume required in the e-Business environment. NEON products enable e-markets by routing messages and transforming information at the needed speed and volume. NEON's software solutions support integration of leading Internet and core business packaged applications, application server platforms, industry standard protocols, and proprietary systems. In addition, NEON's products help companies establish direct, electronic links with customers, suppliers and partners; build and participate in Net markets; and distribute and access information using wireless technology. Additionally, the Company provides design, development and implementation services through its Professional Services organization.

     To date, over 3,000 customers worldwide, spanning all major industries including financial services, healthcare, insurance, manufacturing, and telecommunications, use NEON products. Various customers of the Company include the Australian Stock Exchange, Bear Stearns, Blue Cross and Blue Shield of Illinois, Blue Cross and Blue Shield of Texas, Bosch Siemens Home Appliances Pte Ltd, Capital One, Cigna, Delta Airlines, Deluxe Corporation, DePuy/Johnson & Johnson, First Union Corporation, H.J. Heinz, Lucent, Nabisco, New York Life, Pacific Stock Exchange, Scottish National Health Services, Shell, Singapore Stock Exchange, ThinkXML, Thomas & Betts, UPS Ventures, Vital Processing Services (Visa), and Wachovia Operational Services. As part of its strategy, NEON has established reseller and joint marketing relationships with complementary e-Business entities such as BEA Systems, BroadVision, Commerce One, IBM and Microsoft. During 2000, 27.4% of our total revenue was generated from our international operations, and the net assets of our foreign subsidiaries totaled 12% of consolidated net assets as of December 31, 2000. See the Consolidated Financial Statements and Notes thereto for financial information about segments or geographic areas.

RECENT DEVELOPMENTS

     Merger Agreement with Sybase, Inc. On February 20, 2001 we entered into an Agreement and Plan of Reorganization with Sybase, Inc. for Sybase to acquire all of the outstanding shares of our common stock. Through Neel Acquisition Corp., Sybase's wholly owned subsidiary, Sybase is offering to exchange .3878 shares of Sybase common stock for each outstanding share of NEON common stock that is validly tendered and not properly withdrawn. Sybase intends, promptly after completion of this exchange offer, to merge Neel Acquisition Corp. with and into NEON. Each share of NEON common stock which has not been exchanged or accepted for exchange in the offer would be converted in the merger into the same number of Sybase shares being paid in the offer. Sybase seeks to acquire ownership of 100% of the NEON stock through the offer and the merger. NEON's board of directors approved the reorganization agreement. Sybase's common stock is quoted on the Nasdaq National Market under the symbol "SYBS."

     We urge investors and security holders to read the following documents, when they become available, because they will contain important information about Sybase, NEON, the proposed acquisition and related matters:

     - Sybase's preliminary prospectus, prospectus supplements, final prospectus and tender offer materials;

     - Sybase's Registration Statement on Form S-4 and Schedule TO containing or incorporating by reference such documents and other information; and

     - Our Solicitation/Recommendation Statement on Schedule 14D-9.

     These documents and amendments to these documents will be filed with the U.S. Securities and Exchange Commission and delivered to our stockholders.

     Business Combinations. In April 2000, we acquired all of the outstanding capital stock of Software-Engineering, Computing and Consulting GmbH ("Secco"), a German corporation. Secco is a provider of enterprise application integration and e-Business professional services in Germany. The aggregate consideration paid by the Company was approximately $15,000,000, of which $12,000,000 was paid in cash and approximately $3,000,000 was paid through the issuance of 86,925 shares of our common stock. The fees and expenses related to the acquisition were approximately $445,000. In August 2000, 13,000 additional shares of our common stock were issued and approximately $182,000 in cash was paid to the former shareholders of Secco based on the market price of our stock at a certain measurement date subsequent to closing. As of December 31, 2000 all contingent consideration had been paid to the former Secco shareholders.

     In March 2000, we acquired all of the outstanding capital stock of PaperFree Systems, Inc. ("PaperFree"), a Delaware corporation. PaperFree is a provider of integration solutions concentrating on the payor-side of the healthcare market. The aggregate consideration paid by the Company was approximately $39,867,000, of which $20,000,000 was paid in cash and approximately $19,867,000 was paid through the issuance of 265,751 shares of our common stock. The fees and expenses related to the acquisition were approximately $245,000. In June and August 2000, an aggregate of 425,301 additional shares of our common stock were issued to the former shareholders of PaperFree based on the market price of our common stock at certain measurement dates pursuant to share price guarantees included in the purchase agreement.

     In June 1999, we acquired Microscript, Inc. ("Microscript") for approximately $33.1 million and Convoy Corporation ("Convoy") for $42.8 million. In July and August 1999, we paid additional consideration related to these two acquisitions valued at approximately $24.9 million to more closely reflect the value agreed upon in the original purchase negotiations. We acquired SLI International AG ("SLI") in May 1999 for $22.7 million, VIE Systems, Inc. ("VIE") in April 1999 for $12.0 million, and D&M Ltd. ("D&M") in February 1999 for approximately $6.0 million.

     All of our acquisitions have been accounted for under the purchase method and their results of operations have been included in our financial statements since the dates of acquisitions. Additional information with respect to these acquisitions is included in Note 3 of Notes to Consolidated Financial Statements.

     Equity Investments. In 2000, we established several strategic relationships through private equity investments and other similar transactions. As of December 31, 2000, we invested approximately $8.9 million in early-stage, e-Business companies with technologies or products complementary to our own, and we may continue making such investments in the future. No public market existed for these securities at the time of our investment and there is no assurance that such a public market will ever exist. See Note 5 of Notes to Consolidated Financial Statements.

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

     The e-Business revolution is still in its infancy and has substantial growth potential. Literally every business is moving to establish and enhance its e-Business capabilities. We see the e-Business world as categorized into two fundamental groups: Goods and services providers on the one hand and the newly spawned online trading communities on the other. Goods and services providers include both established companies and the new Internet-based virtual businesses. Online trading communities facilitate e-markets for goods and services. These e-market makers bring together multiple suppliers and consumers in an electronic marketplace far more efficiently than anything in the physical world. Ultimately, both types of e-Businesses will need integration services, but in different ways and for different reasons.

     The growth and sheer volume of e-Business is noteworthy. The Yankee Group estimates the integration market at approximately $1.3 billion in 2000 with forecasted growth to $5.4 billion by 2004. Yankee attributes the increase in demand for integration and integration services to the emergence of the Internet and the increase in application functionality.

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

     To accomplish the buying, selling and customer support, companies deploy e-Business applications designed specifically for these purposes. Companies can either buy packaged applications or build their own. Software vendors including Ariba, BroadVision, and Commerce One offer pre-packaged solutions for specific functions such as procurement and ordering. Alternatively, businesses can build custom applications on top of application servers such as BEA WebLogic, IBM WebSphere, and others. Application servers can also be built using industry standard protocols such as EDI, XML, FIX and S.W.I.F.T.

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

  Online Trading Communities

     Online trading communities constitute a new and rapidly expanding market created to capitalize on the rapidly expanding e-Business marketplace. Formerly known as portals, online trading communities create Internet-based global marketplaces coordinating buyers and sellers with common interests. The Society for Worldwide Interbank Financial Telecommunication ("S.W.I.F.T.") is a long established business-to-business trading community, and new B2B trading communities are forming at a record pace.

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

     NEON combines in a single offering four elements we believe are essential for e-Business Integration software:

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

          (4) Internet Communications -- provide tight integration with leading application servers from vendors such as BEA, IBM, and others. In addition, NEON provides native support for e-Business and business-to-business standards including XML, EDI, HTTP, FTP, HTML, FIX and S.W.I.F.T.

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

          Provides a comprehensive solution. NEON combines the four elements of an e-Business integration software product into a single, comprehensive offering. This eliminates the need for our customers to purchase and integrate separate solution components from multiple vendors.

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

     e-Biz 2000. e-Biz 2000 is NEON's Microsoft-centric e-Business integration product. Built on the Microsoft DNA architecture, e-Biz 2000 offers ease of use that makes it an ideal choice for customers seeking to deploy large numbers of integration servers in highly distributed configurations. It is also well suited for organizations with limited technical capabilities.

     NEONPortal Server. NEONPortal Server is a content management solution for personalizing products and services to meet customer requirements; controlling access by customers, partners, and suppliers; managing and aggregating data; monitoring and auditing e-Business transactions; and simplifying security system deployment.

     NEONProcess Server. NEONProcess Server is an XML-based business process tool and execution server for designing and implementing business processes quickly and easily, executing business process flows at Internet speeds, monitoring business processes real-time, and auditing business processes.

     NEON Open Business Interchange. NEON Open Business Interchange (Open Biz) is a hosted service which allows companies and trading exchanges to quickly conduct e-Business using their own standards, simplifying electronic business transactions between an ever-increasing number of organizations, partners, and trading exchanges.

     IBM MQSeries Integrator. MQSI is a joint product with IBM that carries an IBM logo, and is sold by both IBM and NEON. It includes NEON's rules and formatter modules, as well as IBM's MQSeries messaging middleware.

     OEM Products. NEON makes components of its products available to software vendors for such vendors to embed the NEON products into their own product offerings on an OEM basis. For instance, both IBM and BEA have licensed NEONRules(TM) and NEONFormatter(TM).

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

     Accelerators -- NEON Accelerators are prepackaged solutions to speed time-to-market of integration projects by streamlining the required analysis, design, development, and testing facets of end-to-end solutions.

     Utilities -- NEON offers a variety of utilities including NEONtrack for message tracking and repair, NEON Convoy/DM for data conversion, and NEONsecure for single sign-on security.

  Services

     Consulting. We provide NEON software installations and consulting services, as well as generalized consulting on the design and development of e-Business integration and enterprise-wide application integration utilizing our expertise in client/server, Internet/intranet and database management technologies. In addition to our technology background, NEON provides industry-specific consulting in insurance, healthcare, financial services and manufacturing. We also have experience in PeopleSoft, J.D. Edwards and SAP implementation services. We offer these professional services often in conjunction with other professional service organizations and system integrators.

     Education. We offer our customers, for a fee, comprehensive technical skills training and training in our software products. These courses are conducted at our principal corporate facilities in Englewood (Colorado), New York City, Pacheco (California), Danvers (Massachusetts), and London, and at customer locations on request. In addition, some of our partners provide fee-based training services for which we receive a royalty. NEON has partnered with a leading eLearning company, SmartForce, to provide both internal and external fee-based technical training courses on the Web. See Note 11 of Notes to Consolidated Financial Statements for a discussion of "Other Commitments."

     Technical Support. We offer an array of support services that focus on reporting and tracking work requests from customers. Our maintenance and support service offers a 24 hours a day, seven days a week customer hotline.

SALES AND MARKETING

     We currently market our software and services primarily through our direct sales organization, complemented by indirect sales channels. As of December 31, 2000, our direct sales force included 94 commissioned sales representatives located in the U.S., Europe, Australia, Singapore, Hong Kong and Japan. In addition, our multi-tiered channel program provides additional sales channels for jointly marketed products. As part of this strategy, we have established distribution relationships with strategic hardware vendors, database providers, software and toolset developers, systems integrators and implementation consultants, including companies designing software, database packages, and hardware integration and consulting services. We have also developed alliances with key solution providers to targeted vertical industry sectors, including financial services, healthcare, telecommunications, and manufacturing.

STRATEGIC RELATIONSHIPS

     Our strategy has been to expand our indirect channel relationships with strategic partners including marketing and/or development partners, third-party distributors, systems integrators and resellers. Examples of certain of these relationships include:

          IBM. We entered into a multi-year joint development, marketing and reselling arrangement with IBM in the fourth quarter of 1997. IBM embeds NEONRules and NEONFormatter components into IBM-branded products including MQSeries Integrator and Commerce Integrator, among others. MQSeries Integrator is sold as a standard product offering by IBM and is resold by NEON. IBM pays a royalty to NEON for IBM's sales of MQSeries Integrator. In October 2000, NEON and IBM announced an agreement under which IBM can resell NEON Adapters. The adapters enhance the functionality of MQSeries Integrator by providing the ability to integrate directly with many popular Enterprise Resource Planning ("ERP") and Customer Relationship Management ("CRM") packages, as well as most web application servers. NEON continues to maintain and upgrade these products.

          Microsoft. In November 1999, we announced a strategic relationship with Microsoft to jointly enhance and market e-commerce integration solutions based on Microsoft(R) platforms and NEON's e-commerce integration products such as e-Biz 2000. NEON is endorsing the Microsoft BizTalk(TM) Framework and BizTalk products and tools. In addition, NEON is a member of the BizTalk steering committee as a leading e-commerce integration vendor.

          Commerce One. In November 1999, we announced an agreement with Commerce One, a leader in global B2B electronic procurement solutions that will enable customers to integrate the Commerce One Solution(TM) with legacy and ERP applications. NEON's e-Business Integration products, including NEON e-Biz Integrator and NEON e-Business Adapter Development Kit (e-ADK), will be integrated with

     Commerce One's BuySite(TM) Solution to deliver a fully interactive, multi-enterprise e-commerce solution for Commerce One customers.

          BroadVision. In November 1999, we announced the formation of a strategic alliance with BroadVision to enable businesses to integrate existing systems with Internet applications to perform B2B and B2C e-Business. BroadVision will use NEON's e-Biz Integrator to integrate their Web-based One-to-One(TM) Commerce solutions with customers' applications such as Oracle(R), SAP, PeopleSoft(R), Siebel(R) and legacy systems.

          BEA Systems. In September 1999, we entered into an agreement with BEA Systems to incorporate NEON technology into their eLink(TM) e-commerce integration suite. BEA has licensed NEONRules and NEONFormatter software to deliver on BEA's continuing commitment to provide customers with the best-of-breed solutions that extend BEA's E-Commerce Transaction Platform(TM).

          TANTAU Software. In February 2000, we announced a partnership with TANTAU, a leading provider of mobile e-commerce solutions that will allow customers to extend existing Internet systems to include a new mobile business channel. Using TANTAU's Wireless Internet Platform and NEON's e-Business infrastructure platform, banks, brokerages and retailers will be able to offer new wireless services that will extend well beyond the informational applications available today. The partnership between NEON and TANTAU addresses the growing demand for transaction-based wireless capabilities, including bill payments, account transfers, stock trades and online purchases.

          NTT Data Corporation. In March 2000, we formed a partnership with NTT Data Corporation, Japan's leading provider of information systems and computer networking, to provide our technology as the platform for NTT's new e-Business integration solution. Under the agreement, NTT Data will market, resell, implement and support our software for clients who want to conduct business via the Internet. NEON technology will be resold through all of NTT Data's Japanese subsidiaries.

          Fatwire Corporation. In June 2000, we announced an alliance with FatWire, a leading provider of dynamic content management and Enterprise Portal software, to deliver FatWire's UpdateEngine technology as a fully integrated component of NEONPortal Server. With the inclusion of UpdateEngine, our NEONPortal Server now enables companies to deliver dynamic content from their back-end systems to their partners and suppliers
     (B2B), and to customers (B2C) through any Web-based interface quickly and easily.

          HandySoft. In July 2000, we announced a strategic relationship with HandySoft to integrate their Biz-Flow 2000(TM) software with NEON's e-Biz Integrator software. By combining technologies, we will enable users to obtain business critical information at various stages of the business process. HandySoft will market our products in Korea and we anticipate that they will ultimately do so throughout Asia. We will support the marketing of HandySoft's products globally.

          Peregrine Information Management Group (IMG). In July 2000, we announced an alliance with Peregrine Systems, a leader in software solutions for infrastructure management, to develop a packaged integration solution between Peregrine Systems Infrastructure Management and the leading ERP and CRM applications. The solution allows customers to leverage their investments more effectively by providing business process integration between Peregrine's infrastructure management solutions and outward-facing applications. The first product, NEON e-Procurement for Peregrine and SAP R/3, became available in December 2000. In December 2000, we entered into an expanded agreement to provide a complete e-Business integration solution to customers. Under the agreement, NEON and Peregrine will provide customers with a complete e-Business infrastructure that includes Peregrine's B2B integration products Get2Connect(TM) and Power Enterprise!(TM), and NEON's e-Biz Integrator, NEONProcess Server and NEON adapters.

          B2B-ERP. In August 2000, we entered into a strategic relationship with B2B-ERP to develop a set of B2B-ERP adapters that enable real time ERP-based business processes and transactions for buy and sell side sales order management, inventory management, and auctions. B2B-ERP delivers business-to-business eCommerce products for organizations currently using ERP applications such as SAP, Oracle, PeopleSoft, J.D. Edwards and BAAN.

          Mobilize. In October 2000, we entered into a reciprocal solution partner agreement with Mobilize that will provide mission-critical business solutions to mobile customers. Mobilize has our software to enable its enterprise clients to implement their services with existing corporate information systems. The NEON/ Mobilize solutions will provide customers with the ability to book sales orders, browse product catalogs and access portable intranets and extranets from any mobile device, with or without an Internet connection.

          tapX. In October 2000, we announced a strategic partnership with tapX Ltd., a provider of a Straight-Through-Processing ("STP") B2B settlement and cash management solution, to use NEON's technology to deliver integration solutions that allow businesses to rapidly link their systems to tapX's secure, STP environment. tapX will use NEON's e-Biz Integrator software to integrate its service with companies' eProcurement and ERP systems, and to ensure seamless connectivity and data accuracy across the life cycle of a procurement transaction.

     In addition, we have reseller and joint marketing relationships with approximately 80 technology companies worldwide.

     We believe that future growth also will depend upon our success in developing and maintaining strategic relationships with distributors, resellers, and systems integrators. Our strategy is to continue to increase the proportion of customers served through these indirect channels. We are currently investing, and plan to continue to invest, significant resources to develop our indirect channels, which could adversely affect our operating results if our efforts do not generate license and service revenues necessary to offset such investment. Our inability to recruit and retain qualified distributors, resellers and systems integrators could adversely affect our results of operations. Our success in selling into these indirect distribution channels could also adversely affect our average selling prices and result in lower gross margins, because lower unit prices are typically charged on sales through indirect channels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

TECHNOLOGY

     Our product suite and services are primarily targeted at enabling and facilitating the cooperation and inter-operation of multiple applications of widely differing design and developmental generations. Our e-Business and EAI products operate on a heterogeneous mix of hardware and underlying software platforms, utilizing existing transaction management capabilities found in the underlying operating environments.

     Our core technologies have been integrated into an enterprise level integration server architecture that leverages the benefits of individual modules to deliver the following additional features.

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

     - combines implicitly asynchronous architecture and high reliability to permit all nodes of a network to operate at enhanced efficiency; and

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

     Formatter, NEONFormatter. Applications exchanging data rarely use the same format even though the data may have consistent semantic meaning. Existing commercial reformatter tools, whether script or GUI-based, are typically procedural in nature, requiring that each conversion from one format to another be individually coded into the tool. This is particularly true when such applications are a mix of legacy, purchased, and newly developed applications. Accomplishing reformatting in the delivery layer frees programmers from having to manually code all of the transformations. The Formatter uses a declarative architecture, meaning that format structures and rules themselves are described during configuration and stored in a format repository. The Formatter derives conversion of one format to another at execution time. The Formatter can interpret and build a wide range of fixed, variable, and recursive formats including proprietary and standard, and can derive as well as transform data using calculations, tables and exits.

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

RESEARCH AND DEVELOPMENT

     We have made substantial investments since inception in research and development. We first introduced NEONet in January 1996, and released new versions periodically through 2000. Each new version of NEONet consisted of rewritten code providing greater functionality, higher performance and greater integration capabilities. A version of NEONet incorporating IBM's MQSeries was introduced in May 1998 and named MQIntegrator. Subsequently, an IBM-branded version was released, called MQSeries Integrator. In 1999, we introduced e-Biz Integrator which added process automation and Internet connectivity to the original NEONet capability.

     Our research and development efforts are focused primarily on the extension of the capabilities of our e-Business integration platforms and adapters, operating system and network platform support, and quality assurance and testing. Our research and development staff is also engaged in advanced development efforts to exploit our core technology and expand the markets for our products. These areas include, for example, internationalization and localization of our products, dynamic generation of interfaces between existing technology layers, and event-driven workflow dispatching and routing. In addition, we have substantially increased the number and robustness of adapters for connecting to ERP, Supply Chain Management, and CRM application packages as well as to our customers' internal systems. As of December 31, 2000, our research and development staff consisted of 298 persons. Our research and development expenditures in 2000, 1999 and 1998 were approximately $42.5 million, $34.9 million and $15.8 million, respectively, and represented 23%, 28% and 24% of total revenues, respectively, during such periods.

     To extend the interoperability of our products, we are currently developing NEON Open Business Interchange, a hosted service which allows companies and trading exchanges to quickly conduct e-Business using their own standards; a Java 2 Enterprise Edition ("J2EE") solution suite, for integrating J2EE applications servers with a total e-Business environment; and a variety of other products and architectures.

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

  Internal Information Technology Departments.

     "In-house" information technology departments of potential customers have developed or may develop systems that substitute for some or all of the functionality offered by our products. We expect that internally developed application integration systems will continue to be a source of competition for the foreseeable future. In particular, it can be difficult to sell our products to a potential customer whose internal development group has already made large investments in and progress towards completion of systems that our products are intended to replace.

  Software Vendors.

     We face competition from a variety of software vendors offering e-Business and EAI capabilities, including Mercator Software, webMethods, TIBCO, SeeBeyond (Software Technologies Corporation) and Vitria Technology, Inc. Other software companies target the e-Business and EAI market through various alternative technological solutions, such as data synchronization, transaction monitoring, and subject-based publish/subscribe messaging systems. Some of these vendors are also NEON marketing partners and sell software that competes with only one of our products, but they could expand or enhance their product offerings. For example, IBM, Microsoft, and BEA Systems provide messaging and queuing solutions that compete with the NEON Messaging and Queuing module, but in the future these vendors could elect to provide a more complete integration solution that would also compete with NEON's dynamic formatting and rules-based engine modules. We also face competition from other industry specific focused software vendors such as Sungard Systems, GEIS, Candle, Javelin Technologies, Optio Software, and Sterling.

  System Integrators and Professional Service Organizations.

     System integrators and professional service organizations design and develop custom systems and perform custom integration of systems and applications. Certain of these firms may possess industry specific expertise or reputations among potential customers. These systems integrators and professional service organizations can resell our products and may engage in joint marketing and sales efforts with us. We rely upon these firms for recommendations of our products during the evaluation stage of the purchase process, as well as for implementation and customer support services. These systems integrators and professional service organizations may have similar, and often more established, relationships with our competitors, and there can be no assurance that these firms will not market or recommend software products that are competitive with our products.

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

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND LICENSES

     We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have four patents.

     Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. Moreover, the laws of certain countries do not protect proprietary rights to the same extent as do the laws of the United States. In addition, attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, there can be no assurance that we will be able to protect our proprietary rights against unauthorized third-party copying or use, which could harm our business, financial condition and results of operations. Moreover, there can be no assurance that others will not develop products that infringe on our proprietary rights, or that are similar or superior to those developed by us. Policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a harmful effect on our business, financial condition and results of operations.

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

     As is common in the software industry, we from time to time receive notices from third parties claiming infringement by our products of such third parties' proprietary rights. There can be no assurance that third parties will not claim infringement by us with respect to current or future products. We expect that application integration software developers will increasingly be subject to infringement claims as the number of products in different industry segments overlap. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our business, financial condition and operating results. There can be no assurance that such royalty or licensing agreements, if required, would be available on terms acceptable to us, or at all. Moreover, the cost of defending patent litigation could be substantial, regardless of the outcome. There can be no assurance that legal action claiming patent infringement will not be commenced against us, or that we would necessarily prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. In the event a patent claim against us was successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement; our business, financial condition and results of operations would be harmed.

     We are aware that a number of organizations are utilizing the names Neon and New Era as either a trademark or tradename or both. In December 1998, we filed a Declaratory Judgment Action in the Federal District Court for Colorado to resolve the use of the trademarks "NEON," New Era of Networks, Inc., NEONet and NEONSOFT. The opposing party in this case has filed suit in the Federal District Court in Texas seeking to enjoin us from further use of the trademark "NEON." Such claims or any additional claims against us alleging trademark or tradename infringement could be time consuming and result in costly litigation. A successful claim regarding the infringement of a trademark and/or tradename could result in substantial monetary damages against us or an injunction prohibiting our use of the particular trademark or tradename. Any such injunction could harm our corporate or product name recognition and marketing efforts. Accordingly, any monetary damages or injunction could have a harmful effect upon our business, financial condition and results of operations.

EMPLOYEES

     As of December 31, 2000, we employed 1,110 persons, including 545 in sales, marketing and field operations, 298 in research and development, 169 in finance, legal, information systems and administration and 98 in client services. Of these, 137 are located in the United Kingdom, 71 are located in Switzerland, 22 are located in Australia, 63 are located in the Germany, 7 are located in France, 62 are located in the Pacific Rim and the remainder are located in the United States. None of our employees is represented by a labor union. We have experienced no work stoppages and believe our relationship with our employees is good. During the fourth quarter of 2000, the Company's management approved restructuring plans that resulted in a reduction to our work force of approximately 130 employees worldwide (see Note 6 of Notes to Consolidated Financial Statements). At February 23, 2001 we employed 1,009 persons.

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

RISKS RELATED TO THE PROPOSED OFFER AND MERGER WITH SYBASE

     We urge you to read Sybase's Registration Statement on Form S-4 and Schedule TO containing or incorporating by reference such documents and other information, when they become available, because they will contain important information about Sybase, NEON, the proposed acquisition and related matters, including a discussion of the risks related to the proposed offer and merger with Sybase including the following:

     - the susceptibility to fluctuations in the market price of Sybase common stock to be received by NEON stockholders in the offer and merger in exchange for NEON common stock;

     - the risk that Sybase may not successfully integrate Sybase and NEON and realize the expected benefits of the merger;

     - the risk that receipt of Sybase shares in the offer and the merger may be taxable to you under certain circumstances; and

     - the risk that our partners and customers will respond negatively to the proposed combination.

     These documents and amendments to these documents will be filed with the U.S. Securities and Exchange Commission and delivered to our stockholders.

     Failure to complete the merger could negatively impact NEON stock price and future business and operations.

     If the merger is not completed for any reason, we may be subject to a number of material risks, including the following:

     - we may be required under limited circumstances to pay Sybase a termination fee of up to $15 million;

     - the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed; and

     - costs incurred by us related to the merger such as legal and accounting fees, as well as a portion of the financial advisor fees that would be payable upon completion of the merger, must be paid by us even if the merger is not completed.

RISKS RELATED TO OUR BUSINESS

  Our operating results fluctuate significantly and we may not be able to maintain our historical growth rates.

     Although we have had significant revenue growth in the past, such growth rates may not be sustainable, and you should not use these past results to predict future operating margins and results. Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future. Our future operating results will depend on many factors, including the following.

     - the continued growth of the e-Business Integration and EAI software markets;

     - the size of the orders for our products, and the timing of such orders;

     - potential delays in our implementations at customer sites;

     - continued development of indirect distribution channels;

     - increased demand for our products;

     - the timing of our product releases;

     - competition; and

     - the effects of global economic uncertainty on capital expenditures for software.

     Quarterly revenues and operating results depend upon the volume and timing of customer contracts received during a given quarter, and the percentage of each contract which we are able to recognize as revenue during each quarter, each of which is difficult to forecast. In addition, as is common in the software industry, a substantial portion of our revenues in a given quarter historically has been recorded in the third month of that quarter, with a concentration of such revenues in the last two weeks of the third month. If this trend continues, any failure or delay in the closing of orders during the last part of a quarter will have a material adverse effect on our business.

     As a result of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not a good predictor of our future performance. If our future operating results are below the expectations of stock market analysts, our stock price may decline.

  Our industry is highly competitive.

     The software industry is highly competitive. We may encounter competition from new competitors, including established software companies with substantial resources. Some of our competitors may have financial, technical, marketing or other capabilities more extensive than ours and may be able to respond more quickly to new or emerging technologies and other competitive pressures. We may not be able to compete successfully against our present or future competitors, and competition may adversely affect our businesses, financial condition or operating results.

  Software license revenue growth is dependent on our relationship with IBM and other partners.

     Our revenue growth since 1998 has reflected strong sales of the MQIntegrator and MQSeries Integrator through IBM's distribution and reseller channel. In 2000, 1999 and 1998, royalty revenue from IBM sales of MQIntegrator and MQSeries Integrator accounted for 17%, 8% and 8%, respectively, of our total revenues. We expect that IBM and our other partners will account for a material percentage of our software license revenue in 2001. Any delay or shortfall in such revenues from our partners could have a material adverse effect on our business and operating results.

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

     An investor in our common stock must evaluate the risks, uncertainties, expenses and difficulties frequently encountered by early stage companies in rapidly evolving markets. We have had only a limited operating history upon which an evaluation of our Company and its prospects can be based. Prior to 1996, we recorded only nominal product revenue and, including acquisition-related charges, we have not been profitable on an annual basis. At December 31, 2000, our Company had an accumulated deficit of approximately $128.7 million (which includes acquisition-related, restructuring and stock-based compensation charges). To address these risks and uncertainties, we must do the following.

     - successfully implement our sales and marketing strategy;

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

     We may from time to time acquire companies with complementary products and services in the application integration or other related software markets. Between September 1997 and April 2000, we acquired ten companies. These acquisitions will expose us to increased risks and costs, including the following:

     - assimilating new operations, systems, technology and personnel; and

     - diverting financial and management resources from existing operations.

     We may not be able to generate sufficient revenues from any of these acquisitions to offset the associated acquisition costs. We will also be required to maintain uniform standards of quality and service, controls, procedures and policies. Our failure to achieve any of these standards may hurt relationships with customers, employees, and new management personnel. In addition, our future acquisitions may result in additional stock issuances, which could be dilutive to our stockholders.

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

     As of December 31, 2000 we had invested approximately $8.9 million in early-stage, e-Business companies with technologies or products complementary to our own, and we may continue making such investments in the future. No public market existed for these securities at the time of our investment and there is no assurance that such a public market will ever exist. These investments may not result in any meaningful commercial benefit to us, and our investments could lose all or a significant part of their value.

  Our failure to manage growth of operations may adversely affect us.

     We must plan and manage effectively in order to successfully offer products and services and implement our business plan in a rapidly evolving market. We continue to increase the scope of our operations domestically and internationally and have grown our headcount substantially. For example, at January 1, 1996, we had a total of 35 employees and at December 31, 2000 we had a total of 1,110 employees. We may further expand domestically or internationally through internal growth or through acquisitions of related companies and technologies. This growth will continue to place a significant strain on our management systems and resources.

     For us to effectively manage our growth, we must continue to enact the following measures:

     - improve our operational, financial and management controls;

     - improve our reporting systems and procedures;

     - install new management and information control systems; and

     - expand, train and motivate our workforce.

     We have completed the migration of our legacy accounting system in the U.S. to an ERP suite that allows greater flexibility in reporting and tracking results. We are in the process of integrating an additional ERP package in Europe and Asia with our U.S. system. If we fail to integrate this ERP package in an efficient and timely manner, or if the new systems fail to adequately support our level of operations, we could incur substantial additional expenses to remedy such failure.

  Our operating results are substantially dependent on our suite of e-Business and EAI products.

     A substantial majority of our revenues come from the NEON e-Business and EAI suite of products and related services, and we expect this pattern to continue. Accordingly, our future operating results will depend on the demand for our suite of e-Business and EAI products and related services by future customers, including new and enhanced releases that are subsequently introduced. There can be no assurance that the market will continue to demand our current products or that we will be successful in marketing any new or enhanced products. If our competitors release new products that are superior to our products in performance or price, demand for our products may decline. A decline in demand for our products and services as a result of competition, technological change or other factors would have a harmful effect on our business, financial condition and results of operations.

  Failure to add customers or expand into new markets may be harmful to our business.

     A significant portion of our revenue has come from a small number of large purchasers. For example, in 2000 and 1999, excluding royalties from IBM and other indirect channel partners, our top ten customers accounted for 21% and 38% of total revenues, respectively. Historically, our revenues have been derived primarily from sales to large banks and financial institutions. Recently a growing portion of our total revenues has been derived from sales of our products and services to commercial customers seeking further e-Business enabling of their information systems and operations. These customers or other customers may not continue to purchase our products. Our failure to add new customers that make significant purchases of our products and services would have a harmful effect on our business, financial condition and results of operations.

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

     Additionally, intellectual property may be more difficult to protect outside of the United States. International sales can also be affected to a greater extent by seasonal fluctuations resulting from the lower sales that typically occur during the summer months in Europe and other parts of the world. In addition, the market for our products are not as developed outside of North America. We may not be able to successfully penetrate international markets or if we do, there can be no assurance that we will grow these markets at the same rate as in North America.

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

  Our introduction of new or enhanced products could reduce revenues from existing products.

     We periodically announce the release of a variety of new products. These announcements are generally intended to enhance the ability of our partners and direct sales force to market and sell more complete solutions to customers and to improve productivity, revenues and profitability. These new products, however, may compete against our existing products and could, therefore, have an adverse effect on our other license fees and professional service revenue.

  Our growth is in part dependent upon a robust Internet industry.

     Because global commerce and online exchange of information on the Internet and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance whether the Internet will prove to be and remain a viable commercial marketplace for our products. Our ability to derive revenues from Internet products and services will depend in part upon a robust Internet industry and our ability to respond to the software development challenges it presents. Moreover, critical issues concerning the commercial use of the Internet, including security, reliability, cost, ease of use and access, and quality of service, remain unresolved and may impact the growth of Internet use and our products. If the Internet does not continue to grow as a commercial marketplace, our business could be materially and adversely affected.

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

     Our success and ability to compete is dependent in part upon our proprietary technology. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have four patents. Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of certain foreign countries do not protect our rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, there can be no assurance that we will be able to protect our proprietary rights against unauthorized third-party copying or use. Any infringement of our proprietary rights could materially adversely affect our future operating results. Furthermore, policing the unauthorized use of our products is difficult and litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our future operating results.

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

  We could be harmed by costly litigation.

     We are a defendant in multiple class action lawsuits that allege violations of federal and state securities laws by us and our officers and directors in 1999 and 2000. An adverse judgment or settlement in any of these lawsuits could have a material adverse effect on the Company's financial condition or results of operations. No provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements because the ultimate outcome of these actions was unknown as of the date of the financial statements. These actions may be settled or decided in a manner adverse to us. The cost of such settlements or adverse decisions could exceed our maximum aggregate director and officers liability insurance coverage. If this occurs, we may incur additional expense in order to satisfy our outstanding obligations to indemnify our officers and directors against such claims.

     We are also a party to various legal disputes and proceedings arising from the ordinary course of business. In the opinion of management, resolution of these matters is not expected to have a material adverse effect on our consolidated financial position. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period. See Note 15 of Notes to Consolidated Financial Statements for additional information regarding these claims.

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

  There is substantial risk that future regulations could be enacted that either directly restrict our business or indirectly Impact our business by limiting the growth of Internet commerce.

     As Internet commerce evolves, we expect that federal, state or foreign agencies will adopt regulations covering issues such as user privacy, pricing, content and quality of products and services. If enacted, these laws, rules or regulations could limit the market for our products and services, which could materially adversely affect our business, financial condition and operating results. Although many of these regulations may not apply to our business directly, we expect that laws regulating the solicitation, collection or processing of personal/consumer information could indirectly affect our business. The Telecommunications Act of 1996 prohibits certain types of information and content from being transmitted over the Internet. The prohibition's scope and the liability associated with a Telecommunications Act violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, we cannot be certain that similar legislation will not be enacted and upheld in the future. It is possible that this type of legislation could expose companies involved in Internet commerce to liability, which could limit the growth of Internet commerce generally. Legislation like the Telecommunications Act and the Communications Decency Act could dampen the growth in Web usage and decrease its acceptance as a communications and commercial medium.

     The United States government also regulates the export of encryption technology, which some of our products may incorporate. If our export authority is revoked or modified, if our software is unlawfully exported or if the United States government adopts new legislation or regulation restricting export of software and encryption technology, our business, operating results and financial condition could be materially adversely affected. Current or future export regulations may limit our ability to distribute our software outside the United States. Although we take precautions against unlawful export of our software, we cannot effectively control the unauthorized distribution of software across the Internet.

  Intellectual property claims can be costly and result in the loss of significant rights.

     Third parties have, and may again in the future claim that we have infringed their current or future products. We currently have pending against us a trademark infringement suit seeking to enjoin us from further use of the trademark "NEON." We expect that e-Business and EAI software developers will increasingly be subject to infringement claims as the number of products in different industry segments overlap. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements, any of which could have a harmful effect upon our operating results. There can also be no assurance that such royalty or licensing agreements, if required, would be available on terms acceptable to us, if at all. There can be no assurance that legal action claiming patent infringement will not be commenced against us, or that we would prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. In the event a patent claim against us was successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, our business, financial condition and results of operations would be harmed.

  Global economic uncertainty may affect the capital expenditures of our customers.

     The e-Business and EAI software and Internet integration markets have been negatively impacted by certain generic factors, including global economic difficulties and uncertainty, declines in the stock market on which our common stock trades, reductions in capital expenditures by large customers, and increasing competition. These factors could in turn give rise to longer sales cycles, deferral or delay of customer purchasing decisions, and increased price competition. The presence of such factors in the e-Business and EAI software market could harm our operating results.

  Foreign currency exchange rates can affect our profitability.

     Although the pricing strategy for our international operations takes into account changes in exchange rates over time, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change overtime as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non-U.S.-dollar denominated sales and expenses in Europe and Asia Pacific.

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

ITEM 2. PROPERTIES.

     We lease two office buildings in Englewood, Colorado. Building I is approximately 64,000 square feet and contains our principal executive, administrative, engineering, sales, marketing, customer support and research and development functions. Building II is approximately 134,600 square feet and contains our training facilities. Nearly all of Building II is subleased by NEON to other organizations. The Englewood lease expires in June 2009. We also lease the following office space in the U.S.: approximately 18,000 square feet in Manhattan, New York; approximately 4,900 square feet in Chicago, Illinois; approximately 57,000 square feet in Pacheco, California; approximately 17,000 square feet in Danvers, Massachusetts; approximately 10,000 square feet in Vienna, Virginia; and approximately 7,300 square feet in Alpharetta, Georgia. Internationally, we lease the following office space: approximately 11,000 square feet in London, England; approximately 1,600 square feet in Switzerland; approximately 900 square feet in Paris, France; approximately 5,400 square feet in Hong Kong; approximately 2,400 square feet in Singapore; approximately 2,200 square feet in Kuala Lumpur, Malaysia; approximately 200 square feet in Tokyo, Japan; approximately 1,400 square feet in Germany; and approximately 400 square feet in Sydney, Australia. We believe that our existing facilities, together with such additional space we have committed to lease, will be adequate for the next 12 months and that sufficient additional space will be available as needed thereafter.

     In addition, we maintain secure Web servers, which contain our customers' and our confidential information. NEON's operations are dependent in part upon our ability to protect our internal network infrastructure against damage from physical break-ins, natural disasters, operational disruptions and other events. Physical break-ins could result in the theft or loss of our customers' and our confidential or critical business information. Any such break-in or damage or failure that causes interruptions in our operations could harm our business, financial condition and results of operations.

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

     The Company is involved in a declaratory judgment action in Federal District Court for the State of Colorado and a trademark dilution case in Texas District Court for Bend County against NEON Systems, Inc. over the use of the trademark NEON. An adverse judgment or settlement, particularly in the Texas action, may result in increased costs and expenses, could result in us being enjoined from further use of the trademark "NEON," and may have an adverse effect on our business. The Texas damage action was filed in June 1999.

     In January 2001 the Company was named as a defendant in a number of class action lawsuits filed in Federal District Court for the State of Colorado alleging violation of the federal securities laws. Certain executive officers of the Company also are named as defendants. Most of the complaints in these lawsuits assert claims on behalf of purchasers of the Company's securities between October and December 2000. The complaints allege that the Company and the other defendants made material misrepresentations and omissions regarding the Company's business and prospects, causing harm to purchasers of the Company's securities. The complaints do not specify the amount of damages sought. These cases are in the early stages and the Company has not yet formally responded to the complaints. The Company believes this class action lawsuit is without merit. The Company intends to deny all material allegations and to defend itself vigorously. An adverse judgment or settlement in this lawsuit could have a material adverse effect on the Company's financial condition or results of operations. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF REGISTRANT

     Our executive officers and their ages as of March 1, 2001 are as follows:

NAME                                    AGE                POSITION(S)
----                                    ---                -----------
George F. (Rick) Adam, Jr. ...........  54    Chairman of the Board and Chief
                                              Executive Officer
Patrick J. Fortune....................  53    Director, President and Chief
                                              Operating Officer
Stephen E. Webb.......................  52    Senior Vice President, Chief Financial
                                                Officer
Frederick T. Horn.....................  47    Executive Vice President, Operations
Leonard M. Goldstein..................  53    Senior Vice President, Senior Counsel
Peter Hoversten.......................  45    Chief Technology Officer
Brian Duff............................  46    Vice President, Corporate Controller
Larry Thede...........................  49    Vice President, Investor Relations
Franz Koepper.........................  43    President, NEON Europe
John Valencia.........................  45    Senior Vice President Sales & Service,
                                                Americas
Scott Powell..........................  39    Group President, Product Development
Steven Lazarus........................  69    Director
Mark L. Gordon........................  50    Director
Joseph E. Kasputys....................  64    Director
Mel Bergstein.........................  58    Director
Robert I. Theis.......................  39    Director

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

     Mr. Horn has served as Executive Vice President, Operations since July 2000 and President of the Commercial Business Unit and Senior Vice President of Product Development and Client Services since joining the Company in July 1996. From January 1994 to July 1996, Mr. Horn was a partner with Ernst & Young, LLP in the Management Consulting Group, where he specialized in financial industry consulting. From February 1992 through December 1993, Mr. Horn served as a Managing Director of SHL Systemhouse, a software services firm. Prior to joining SHL Systemhouse, Mr. Horn served as a Vice President of Goldman, Sachs & Co. Mr. Horn received his B.A. degree from Northwestern University.

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

     Mr. Hoversten has served as Chief Technology Officer since January 2000 and Senior Vice President, Product Strategy since August 1998. From May 1, 1997 to August 1998, he served as Senior Vice President, Application Development and Field Operations. From January 1989 to March 1997, Mr. Hoversten served as a Vice President of Technology at Goldman, Sachs & Co. Mr. Hoversten holds a B.S. degree from the University of Pennsylvania.

     Mr. Duff has served as Vice President, Corporate Controller since August 2000. From 1982 to 2000, Mr. Duff was with Storage Technology Corporation, serving most recently as Vice President of Finance and Administration. From 1975 to 1982, Mr. Duff held various finance and accounting positions at Nokia, Revlon, and AKZO/Nobel. Mr. Duff holds an M.B.A. from Emory University.

     Mr. Thede has served as Vice President, Investor Relations since August 2000. Prior to NEON, Mr. Thede, a 26-year veteran of U.S. West, was their Vice President of Investor Relations. Mr. Thede is a past president and current board member of the Rocky Mountain Chapter of the National Investor Relations Institute (NIRI). He holds a Master of Science degree in Management from Purdue University.

     Mr. Koepper serves as President, NEON Europe and joined NEON in April 1999. Prior to NEON, Mr. Koepper was the CEO of SLI International AG. Before SLI, Mr. Koepper was a consultant, handling logistic and manufacturing management systems for Heyde & Partner GmbH. He later became managing director. Mr. Koepper holds a doctorate in economics from Bergische Universitat Wuppertal, Germany.

     Mr. Valencia serves as Senior Vice President Sales & Service, Americas and joined NEON in June 1999. Prior to NEON, Mr. Valencia was President and CEO of Convoy Corporation. Mr. Valencia also held various positions at DP Applications, Sequent Computer Systems, and the ASK Group. Mr. Valencia has a BS degree in mathematics from California State University, Hayward. He also holds a Certificate in Data Processing.

     Mr. Powell has served as Group President, Product Development and joined NEON in 1997. Prior to joining NEON, Mr. Powell was vice president of Open Horizon. Prior to Open Horizon, Mr. Powell spent 10 years developing and managing software products for Silicon Valley companies. Mr. Powell holds a BS degree in computer engineering from the University of California, Los Angeles.

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

     Mr. Theis has served as a Director of the Company since July 2000. Since July 2000, Mr. Theis has been a General Partner of Doll Capital Partners. Mr. Theis has served as Executive Vice President and Chief Marketing Officer for NEON from October 1996 until July 2000. Prior to joining the Company, Mr. Theis served as Managing Director of the Worldwide Financial Services Industry Group of Sun Microsystems, Inc. from April 1986 to October 1996. Prior to joining Sun Microsystems, Mr. Theis served as the workstation program manager for Silicon Graphics. Mr. Theis received a B.S. degree from the University of Pittsburgh, Pennsylvania.

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

                                                               HIGH     LOW
                                                              ------   ------
1998
  First Quarter.............................................  $12.44   $ 4.75
  Second Quarter............................................  $16.50   $11.50
  Third Quarter.............................................  $23.44   $14.31
  Fourth Quarter............................................  $45.19   $14.06
1999
  First Quarter.............................................  $74.75   $41.50
  Second Quarter............................................  $73.38   $34.94
  Third Quarter.............................................  $44.06   $13.00
  Fourth Quarter............................................  $59.00   $20.50
2000
  First Quarter.............................................  $91.63   $39.00
  Second Quarter............................................  $42.50   $19.81
  Third Quarter.............................................  $45.38   $21.00
  Fourth Quarter............................................  $21.44   $ 4.47

     As of February 23, 2001, there were 787 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never declared or paid any cash dividends on our common stock. Because we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

                                                              YEARS ENDED DECEMBER 31,
                                         ------------------------------------------------------------------
                                            2000          1999          1998          1997          1996
                                         -----------   -----------   -----------   -----------   ----------
                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
  Revenues:
    Software licenses..................  $   104,664   $    59,564   $    40,976   $    15,970   $    3,383
    Software maintenance...............       21,663        16,178         4,912           755           24
    Professional services..............       62,021        50,482        19,926         5,921        3,738
                                         -----------   -----------   -----------   -----------   ----------
Total revenues.........................      188,348       126,224        65,814        22,646        7,145
Cost of revenues.......................       55,081        40,301        14,607         5,343        3,328
Gross profit...........................      133,267        85,923        51,207        17,303        3,817
                                         -----------   -----------   -----------   -----------   ----------
Operating expenses:
  Sales and marketing..................       89,755        54,862        21,942         8,824        4,425
  Research and development.............       42,505        34,873        15,839         7,730        3,658
  General and administrative...........       16,942        15,620         6,571         2,334        1,467
Loss from operations...................      (64,376)      (71,426)      (12,521)       (4,251)      (5,733)
         Net loss......................  $   (60,870)  $   (46,312)  $    (8,499)  $    (3,507)  $   (5,672)
                                         ===========   ===========   ===========   ===========   ==========
         Net loss per common share,
           basic and diluted...........  $     (1.71)  $     (1.44)  $     (0.38)  $     (0.32)  $    (2.10)
                                         ===========   ===========   ===========   ===========   ==========
Weighted average shares of common stock
  outstanding(2).......................   35,691,295    32,247,552    22,277,472    10,958,302    2,706,552
CONSOLIDATED BALANCE SHEET DATA:
  Cash, cash equivalents, short-term
    and long-term investments..........  $    51,195   $    94,815   $   196,091   $    22,724   $    3,387
  Working capital......................       43,990        86,368       195,856        25,928        2,586
  Total assets.........................      349,484       359,520       298,678        40,229        7,073
  Long-term obligations................           --            --            --            --          442
  Stockholders' equity.................      295,971       320,641       275,615        34,731        3,515
  Cash dividends declared per common
    share..............................           --            --            --            --           --
CONSOLIDATED CASH FLOW DATA:
  Net cash flows from operating
    activities.........................  $   (11,597)  $   (36,164)  $    (1,527)  $    (8,651)  $   (5,433)
  Net cash flows from investing
    activities.........................      (34,969)      (96,922)      (36,779)      (19,685)      (1,523)
  Net cash flows from financing
    activities.........................       10,454         7,872       205,399        32,599        8,708
ANALYSIS OF OPERATING RESULTS:
  Loss from operations.................  $   (64,376)  $   (71,426)  $   (12,521)  $    (4,251)  $   (5,733)
  Noncash and nonrecurring charges:
    Stock-based compensation...........        2,342            --            --            --           --
    Acquisition charges................          548        25,148        17,597         2,600           --
    Asset impairment charges...........        4,954            --            --            --           --
    Restructuring charges..............        4,848         7,450            --            --           --
    Amortization of intangibles........       35,749        19,397         1,778            66           --
                                         -----------   -----------   -----------   -----------   ----------
Income (loss) from operations,
  exclusive of above charges...........      (15,935)      (19,431)        6,854        (1,585)      (5,733)
Other income, net......................        4,297         7,132         2,743           745           61
                                         -----------   -----------   -----------   -----------   ----------
Adjusted pretax income (loss)..........      (11,638)      (12,299)        9,597          (840)      (5,672)
Pro forma tax effect at 35%............        4,073         4,305        (3,359)          294        1,985
                                         -----------   -----------   -----------   -----------   ----------
Adjusted income (loss), net of pro
  forma tax effect(1)..................  $    (7,565)  $    (7,994)  $     6,238   $      (546)  $   (3,687)
                                         ===========   ===========   ===========   ===========   ==========

---------------

(1) The adjusted income (loss) amounts are intended to segregate and separately consider charges reflected in our statements of operations that are noncash or nonrecurring in nature. Some investment analysts track our operating results exclusive of those items. However, adjusted income (loss) is not intended to be a substitute for income (loss) or other measures of performance determined and prepared in accordance with generally accepted accounting principles. Stock-based compensation is a noncash expense, except for approximately $398,000 of related payroll taxes that are based on amounts taxable to our employees, vs. the amounts recognized as expense under generally accepted accounting principles. These payroll taxes are recognized as expenses on an irregular basis determined by when that income becomes taxable to our employees. Acquisition charges arise from specific, nonrecurring events described in the accompanying discussion and analysis. Asset impairments and amortization of intangibles are noncash charges. The costs of restructuring plans effected in 1999 and 2000 are considered to be nonrecurring. A pro forma tax effect has been calculated at an effective rate of 35%.

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

     On February 20, 2001 we entered into an Agreement and Plan of Reorganization with Sybase, Inc. providing for Sybase to acquire all of the outstanding shares of our common stock. It is expected that Sybase will offer, through its wholly owned subsidiary, to exchange .3878 shares of Sybase common stock for each outstanding share of our common stock that is validly tendered. Consummation of the offer and subsequent merger is subject to a number of conditions, but is scheduled to occur during the second quarter of 2001, or soon thereafter. If the merger occurs as planned, we will become a wholly owned subsidiary of Sybase and our common stock will no longer be separately traded. The common stock of Sybase is quoted on the Nasdaq National Market under the symbol "SYBS."

     The Sybase shares to be offered to our shareholders will be registered with the Securities and Exchange Commission on Form S-4. A prospectus and exchange offer is under preparation that will be delivered to holders of our common stock in the near future. Details of the proposed merger transaction will be included in the prospectus and exchange offer documents.

     The following discussion reflects the present intentions of our management without regard to whether or not the merger occurs.

OVERVIEW

     We began operations in January 1994 to develop, market and support enterprise software for application integration. In 1994 and 1995 our Company was in the development stage and was principally focused on product development and assembling its management team and infrastructure. Software license revenues were not significant until the commercial release of our NEONet software in January 1996. Since that time, a substantial portion of our revenues has been attributable to licenses of NEONet and follow-on products such as MQIntegrator and e-Biz Integrator and related services. In December 1997, we entered into a license agreement with IBM for the joint development of a product designed to integrate IBM's MQSeries product with certain of our products. Both NEON and IBM began selling the resulting MQIntegrator or MQSeries Integrator products in 1998. In 2000 an additional amendment to the agreement granted IBM the right to sell NEON's suite of Adapter products.

     In June 1997, we completed our initial public offering and issued 6,348,000 shares of common stock, and received net proceeds of approximately $34.3 million. In May and December 1998, we completed follow-on offerings and issued 4,757,000 and 4,780,000 shares of our common stock, respectively, and received net proceeds of approximately $50.6 million and $153.7 million, respectively.

RECENT BUSINESS COMBINATIONS AND INVESTMENTS

     In April 2000, we acquired all of the outstanding capital stock of Software-Engineering, Computer and Consulting GmbH ("Secco"). Secco is a provider of enterprise application integration ("EAI") and e-Business professional services in Germany. The aggregate purchase price of Secco was approximately $15.0 million, of which $12.0 million was paid in cash and approximately $3.0 million was paid through the issuance of 86,925 shares of our common stock. In August 2000, 13,000 additional shares of our common stock were issued and approximately $182,000 in cash was paid to the former shareholders of Secco based on the market price of our stock at a certain measurement date subsequent to closing. The acquisition was accounted for under the purchase method of accounting.

     In March 2000, we acquired all of the outstanding capital stock of PaperFree Systems, Inc. ("PaperFree"). PaperFree is a provider of integration solutions concentrating on the payor-side of the healthcare market. The aggregate purchase price of PaperFree was approximately $39.9 million, of which, $20.0 million was paid in cash and approximately $19.9 million was paid through the issuance of 265,751 shares of common stock. In June and August 2000, an aggregate of 425,301 additional shares of our common stock were issued to the former shareholders of PaperFree based on the market price of our common stock at certain measurement dates subsequent to closing. The acquisition was accounted for under the purchase method of accounting.

     In June 1999, we acquired Microscript, Inc. ("Microscript") for approximately $33.1 million and Convoy Corporation ("Convoy") for $42.8 million. In July and August 1999, we paid additional consideration related to these two acquisitions valued at approximately $24.9 million to more closely reflect the value agreed upon in the original purchase negotiations. We acquired SLI International AG ("SLI") in May 1999 for $22.7 million, VIE Systems, Inc. ("VIE") in April 1999 for $12.0 million, and D&M Ltd. ("D&M") in February 1999 for approximately $6.0 million. These 1999 acquisitions were accounted for under the purchase method of accounting and their results of operations have been included in our financial statements since the dates of acquisitions. Additional information with respect to all our acquisitions is included in Note 3 of Notes to Consolidated Financial Statements.

     As described more fully in Note 5 of Notes to Consolidated Financial Statements, during the third quarter of 2000, we invested a total of approximately $8.9 million in five early-stage e-Business companies. These nonmarketable investment securities are accounted for under the cost method, as our ownership is less than 20% and we do not have the ability to exercise significant influence over the operating and financial policies of the investees. These arrangements and other strategic partnerships formed in 2000 are part of our strategy to broaden the scope and uses of our products and to access additional vertical markets and customers. We may make similar, additional investments in the future. Management believes the early-stage nature of these investees may create opportunities for us to benefit from future appreciation in the value of our investments; however, there is significant risk that the investees may not be successful in executing their business plans and all or part of our investments may become impaired.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to total revenues:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2000      1999      1998
                                                              -----     -----     -----
Revenues:
  Software licenses.........................................    56%       47%       62%
  Software maintenance......................................    11%       13%        8%
  Professional services.....................................    33%       40%       30%
                                                               ---       ---       ---
          Total revenues....................................   100%      100%      100%
Cost of revenues:
  Cost of software licenses*................................     3%        2%        4%
  Cost of professional services and maintenance*............    62%       60%       52%
                                                               ---       ---       ---
          Total cost of revenues............................    29%       32%       22%
Operating expenses:
  Sales and marketing.......................................    48%       44%       33%
  Research and development..................................    23%       28%       24%
  General and administrative................................     9%       12%       10%
  Stock based compensation..................................     1%       --        --
  Asset impairment charges..................................     3%       --        --
  Restructuring costs.......................................     2%        6%       --
  Acquisition-related charges and amortization..............    19%       35%       30%
                                                               ---       ---       ---
          Total operating expenses..........................   105%      125%       97%
                                                               ---       ---       ---
Loss from operations........................................   (34)%     (57)%     (19)%
Other income, net...........................................     2%        6%        4%
                                                               ---       ---       ---
Loss before provision for income taxes......................   (32)%     (51)%     (15)%
Income tax benefit..........................................    --        14%        2%
                                                               ---       ---       ---
          Net loss..........................................   (32)%     (37)%     (13)%
                                                               ===       ===       ===
          Net income (loss), excluding stock-based
            compensation, acquisition, asset impairment and
            restructuring related charges as adjusted for
            their respective tax effects....................    (4)%      (6)%      14%
                                                               ===       ===       ===

---------------

* As a percentage of software licenses and professional services and software maintenance revenues, respectively.

REVENUES

     Our total revenues grew from $65.8 million in 1998 to $126.2 million in 1999 resulting primarily from increased professional services and maintenance revenues associated with the expansion of our professional services, organization through both internal growth and acquisitions, as well as continued growth in software license sales. Total revenues increased 49% from $126.2 million for the year ended December 31, 1999 to $188.3 million for the year ended December 31, 2000. The increase in total revenues resulted from a 76%, 34% and 23% growth in software license, software maintenance and professional service revenues, respectively, in 2000 over 1999.

     Software license revenues grew from $41.0 million in 1998 to $59.6 million or 47% of total revenues in 1999 and to $104.7 million or 56% of total revenues in 2000. The increase in software license revenue sales reflected growth in our indirect channel revenues, expansion of our direct sales force and new product offerings. While our indirect channel revenues remained relatively constant as a percentage of total license revenues the revenue increased substantially in absolute dollars. The growth in license revenue is also due to sales of new products such as e-Biz Integrator, e-Biz 2000 and adapters sold by both our direct sales force and indirect channel partners. We expect an increasing amount of software license revenue will be generated from the future sales of the NEON e-Biz portal and process servers, our business interchange software and new products both internally developed and acquired.

     Since mid-1999, royalties due us from IBM for sales of MQSeries Integrator have been recognized on a one-quarter lag basis because reliable information to accrue this revenue is not available by the time our quarterly financial statements must be filed with the SEC. Beginning in 2000, the amount recognized on a lag basis is the amount of royalties earned in excess of contractual quarterly minimums. Revenue from IBM represented 8% of total revenues in 1998 and 1999 and 17% in 2000. Starting in the second quarter of 1999, the MQSeries Integrator product was sold through an IBM reseller program known as Passport Advantage. We act as an agent under this arrangement and, in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition," only our share of proceeds from each transaction is recorded as license revenue.

     License revenues for the year ended December 31, 2000, include approximately $15.2 million from arrangements that involve nonmonetary consideration. These arrangements included the effective exchange of our software and services for equity securities of five early-stage e-Business companies and for software and services of other vendors, plus cash consideration. The accounting for these transactions and the impact on our financial statements as of and for the year ended December 31, 2000, is summarized in Note 10 of our Notes to Consolidated Financial Statements.

     Software maintenance revenues grew from $4.9 million or 8% of total revenues in 1998 to $16.2 million or 13% in 1999, to $21.7 million or 11% of total revenues in 2000. The increase in software maintenance revenues was primarily due to the increase in our license software sales to new customers, the renewal of maintenance contracts to our growing installed base of customers and the impact of acquisitions.

     Professional service revenue consists of revenue for consulting and training services, which are generally contracted for on a time and materials basis. These revenues grew from $19.9 million or 30% of total revenues in 1998 to $50.5 million or 40% of total revenue in 1999 to $62.0 million or 33% of total revenues in 2000. The growth from 1999 to 2000 was due primarily to our acquisition of Secco, a professional service organization in Germany in the first half of 2000 and continued growth in revenues from the professional service organizations acquired in 1999. The growth from 1998 to 1999 was reflected the acquisition of two professional service organizations, SLI and D&M during the first half of 1999. We expect near-term growth in professional service revenues to moderate due primarily to completion of significant funded development projects, chiefly for financial services industry customers.

COST OF REVENUES

     Cost of revenues consists of costs of software licenses and costs of software maintenance and professional services. As a percentage of total revenues, total cost of revenues increased from 22% in 1998 to 32% in 1999, and then declined to 29% in 2000.

     Cost of software licenses includes royalty payments to third parties for jointly developed products, software purchased from third parties for resale, software documentation, software replication and delivery expenses. As a percentage of license revenue, cost of software licenses decreased from 4% in 1998 to 2% and 3% in 1999 and 2000, respectively. The total dollar amount incurred, for the cost of license fees increased 132% to $3.3 million for the year ended December 31, 2000 from $1.4 million for the year ended December 31, 1999. The major cause for the increase was an increase in royalty payments to third parties. We expect that royalty payments to third parties will continue to increase in the future and cause a corresponding increase in the cost of software licenses.

     Cost of software maintenance and professional services includes the personnel and related overhead costs of providing services, including consulting, training and customer support, as well as fees paid to third parties for subcontracted services. As a percent of services and maintenance revenues, cost of services and maintenance was 52%, 60% and 62% in 1998, 1999 and 2000, respectively. The increase in cost reflects a transition from higher margin funded development projects in the Financial Services area to projects which produce lower margins in our European and Asian services operations, which were acquired in 1999 and 2000.

OPERATING EXPENSES

  Sales and Marketing

     Sales and marketing expenses consist of salaries and commissions for sales and marketing personnel, related overhead, advertising and promotional costs as well as provisions for uncollectible receivables. Sales and marketing expenses were $21.9 million, $54.9 million and $89.8 million, representing 33%, 44% and 48% of total revenues in 1998, 1999 and 2000, respectively. This increase was primarily due to an expansion of our sales and marketing organization; cost incurred in connection with a re-branding campaign launched in early 2000, and a significant increase in our allowance for uncollectible accounts. Our commissioned sales force grew from 54 in 1998, to 76 in 1999 and to 100 in 2000. In addition we have expanded the sales team responsible for supporting and developing our indirect channels. We intend to continue the expansion in our direct sales force in particular increasing our international presence, and continue to develop our indirect sales channels and increase promotional activity. However, due to the one-time nature of the re-branding campaign and other cost control measures, we do not anticipate sales and marketing expense to grow in absolute dollars or as a percent of total revenues in 2001.

     The increase in the provision for uncollectible receivables relates principally to service invoices that we have either settled for lesser amounts or have otherwise concluded may not be collectible. We believe significant deterioration in the aging of our receivables during the latter part of 2000 reflects, in part, a general economic downturn in the high-technology sector, as well as some business failures in our customer base. Collection issues also influenced our decision to de-emphasize certain product lines and market sectors previously served in adopting the restructuring plans described below.

  Research and Development

     Research and development expenses include personnel and related overhead costs for product development, enhancements, upgrades, quality assurance and testing. We have not capitalized internally generated software development costs and have expensed all of these costs as incurred in accordance with Statement of Financial Accounting Standards No. 86. Research and development expenses were $15.8 million, $34.9 million and $42.5 million, representing 24%, 28% and 23% of total revenues in 1998, 1999 and 2000, respectively. The dollar increase was primarily due to the use of third-party contract services in a number of research and development projects. Due to the completion of the projects which required the use of third-party consultants and the conclusion of development work on application products targeted at the healthcare and financial services markets, we anticipate research and development expenditures, in absolute dollars, to remain flat or decline for 2001.

  General and Administrative

     General and administrative expenses consist primarily of personnel and related overhead costs, outside professional fees, and software and equipment costs for the finance, legal, human resources, and administrative functions. General and administrative expenses were $6.6 million, $15.6 million and $16.9 million, representing 10%, 12% and 9% of total revenues in 1998, 1999 and 2000, respectively. The total dollar amount of expense increased primarily due to normal increases in annual compensation costs and through the addition of personnel from acquisitions. General and administrative expenses as a percentage of total revenues decreased from 1999 to 2000 primarily due our 1999 restructuring which began eliminating redundant personnel and facility costs in the third quarter of 1999.

  Restructuring Charges

     During the fourth quarter of 2000, the Company's management approved restructuring plans that included additional initiatives to consolidate duplicate facilities, organize the Company into geographically focused business units and place nonproducing product lines into a maintenance-only mode. Management expects the restructuring effort to be finalized during the second quarter of 2001.

     Accrued charges for the 2000 restructuring effort include $3.5 million representing the cost of involuntary employee separation benefits related to approximately 130 employees worldwide. Employee separation benefits include severance, medical and other benefits. Employee terminations were made in the majority of business functions, job classes and geographies, with the majority of reductions in North America and the United Kingdom. The 2000 restructuring plans also include estimated costs of $1.5 million associated with the closure and consolidation of office space, principally in North America and the United Kingdom.

     In July 1999, the Company's management and board of directors approved restructuring plans that included initiatives to integrate the operations of recently acquired companies, consolidate duplicate facilities, and reduce overhead. Total restructuring costs of $7.5 million were recorded in the third quarter of 1999 related to these initiatives. Restructuring efforts related to staff terminations have been completed. The remaining accrual relates to future benefits payable to terminated employees. Facilities related restructuring efforts, which are dependent on our ability to sublet a corporate office, remain outstanding as of December 31, 2000. The Company has vacated this facility and monthly rental payments are being charged to the 1999 restructuring reserve.

     The 1999 restructuring charges included $3.3 million of involuntary employee termination benefits related to approximately 150 employees worldwide. Employee separations affected the majority of business functions, job classes and geographies, with a majority of the reductions occurring in North America and Europe. The restructuring plan also included costs totaling $4.1 million associated with the closure and consolidation of office space, principally in North America and Europe. The activity in the Company's restructuring reserves for 1999 and 2000 is summarized as follows:

                                                            TOTAL                                     TOTAL
                                  1999                    ACCRUED AT        2000                    ACCRUED AT
                              RESTRUCTURING     1999     DECEMBER 31,   RESTRUCTURING     2000     DECEMBER 31,
                                 CHARGES      PAYMENTS       1999          CHARGES      PAYMENTS       2000
                              -------------   --------   ------------   -------------   --------   ------------
                                                           (AMOUNTS IN THOUSANDS)
2000 Restructuring:
  Employee separations......     $   --       $    --       $   --         $3,523       $  (643)      $2,880
  Facility closure costs....         --            --           --          1,543            --        1,543
1999 Restructuring:
  Employee separations......      3,301        (2,641)         660           (218)         (303)         139
  Facility closure costs....      4,149        (1,521)       2,628             --        (1,757)         871
                                 ------       -------       ------         ------       -------       ------
          Total accrued
            restructuring
            costs...........     $7,450       $(4,162)      $3,288         $4,848       $(2,703)      $5,433
                                 ======       =======       ======         ======       =======       ======

  Stock-based Compensation and Related Payroll Taxes

     Stock-based compensation and related payroll taxes reflect the noncash compensation expense associated with restricted stock grants, our stock option bonus program, our 401(k) match made in our common stock, and payroll taxes associated with the exercise of taxable employee option grants. See Note 8 of Notes to Consolidated Financial Statements for descriptions of our stock option bonus program and 401(k) match.

     For clarity of presentation, we have shown all stock-based compensation and related payroll taxes as a separate line item in our consolidated statement of operations. If this compensation were allocated to the same expense categories as the base compensation of the individual employees, expense categories would have been reflected as follows:

                                                                TWELVE MONTHS ENDED
                                                                 DECEMBER 31, 2000
                                                           -----------------------------
                                                           AS REPORTED    AS REALLOCATED
                                                           ------------   --------------
Cost of professional services and maintenance............  $ 51,820,096    $ 51,848,464
Sales and marketing......................................    89,755,149      90,269,267
Research and development.................................    42,504,501      42,525,007
General and administrative...............................    16,941,889      18,720,550
Stock-based compensation and related payroll taxes.......     2,341,653              --
                                                           ------------    ------------
          Totals.........................................  $203,363,288    $203,363,288
                                                           ============    ============

     As described in Note 8 of Notes to Consolidated Financial Statements, on December 7, 2000, employee options for approximately 4.6 million shares were repriced to reduce the exercise price to $7.00 per share. These options will be accounted for prospectively as variable awards until the options are exercised, forfeited or expire. This accounting treatment is likely to create significant volatility in reported earnings because increases in the market price of the Company's common stock in excess of the exercise price will require significant compensation charges. However, any subsequent decreases in the market price will result in the reversal of some or all of the compensation expense previously recognized.

     At December 31, 2000, the market price of the Company's stock was less than the new strike price of $7.00. Consequently, these options had no intrinsic value and no compensation expense was required to be recognized.

  Amortization of Intangibles and Other Acquisition-related Charges

     For 2001, amortization of intangibles of $35.7 million includes amortization of goodwill and other intangible assets related to our acquisition activities. The allocation of purchase price has been determined by independent appraisals of net assets acquired. These assets are being amortized over estimated useful lives, which range from three to 10 years. We also incurred, during 2000, $548,000 of acquisition-related expenses evaluating several significant acquisitive transactions that we did not complete. In July and August 1999, we agreed with the former equity holders of Microscript and Convoy, respectively, to provide additional consideration to more closely reflect the value agreed upon in the original purchase negotiations. Accordingly, approximately $16.6 million in cash was paid to the former equity holders of Microscript and 618,225 shares of our common stock, valued at $8.3 million were issued to the former Convoy equity holders. These acquisition charges were reflected in our consolidated financial statements for the third quarter of 1999 as a one-time charge to operations.

     In August 2000, we issued 75,519 shares of common stock to the former shareholders of SLI upon achievement of certain performance targets. These shares were recorded as additional purchase price of $3.0 million based on the fair value of these shares at the time they were earned and that amount was added to goodwill.

     In connection with evaluations performed at December 31, 2000, the Company identified approximately $5.0 million of long-lived assets that were determined to be impaired and were written down to zero. The write-off included $4.1 million of goodwill from the February 1999, acquisition of D&M. D&M's principal operations were discontinued during the fourth quarter of 2000. The impairment charge also included an additional $861,000 for the unamortized cost of software products acquired in business combinations that the Company has determined it will no longer support.

  Other Income, Net

     Other income, net includes interest income earned on cash, cash equivalents, short-term and long-term marketable securities, interest expense, foreign currency gains and losses, and other nonoperating income and expenses. We recorded net other income of $4.3 million in 2000. This compares to net other income of $7.1 million in 1999 and $2.7 million in 1998. The decrease from 1999 to 2000 was primarily due to the reduction in invested cash balances resulting from cash used for acquisitions, in operations, and purchases of other noncurrent assets. The increase from 1998 to 1999 resulted primarily from the interest earned on cash invested from the proceeds of our public offerings in June 1997 and in May and December 1998. We anticipate other income, net will decline in 2001 as we expect average cash balances to be lower in 2001 than in 2000.

  Income Tax Provision (Benefit)

     We recognized income tax benefits of $1.3 million in 1998 and $18.0 million in 1999. We reported income tax expense in 2000 of $791,000. The expense for 2000 represents estimated state and foreign taxes payable for the year. The increase in net deferred tax assets of $16.5 million related to operating losses, increased credit carryforwards and other temporary differences was fully offset by an increase to the valuation allowance. During 1998 our deferred tax assets increased by $5.6 million to approximately $9.0 million primarily due to intangibles we acquired from CAI that were expensed, but which we amortize over 15 years for tax purposes, and additions to our tax credit carryovers. We concluded in 1998 that it was more likely than not that we would recognize

$5.0 million of our deferred tax assets, and we adjusted the valuation allowance to $4.0 million. During 1999 our deferred tax assets, net of deferred tax liabilities, increased by $10.6 million to $19.6 million. The increase was primarily from operating loss carryforwards, including tax deductions arising from the exercise of stock options, shorter amortization lives for purchased intangibles than allowed for tax purposes, acquired operating loss carryovers, and increased tax credit carryforwards. Deferred tax liabilities of $14.5 million were recognized for purchased intangibles, other than goodwill, that has no basis for tax, and other miscellaneous items.

     During 2000 our deferred tax assets, net of deferred tax liabilities, increased by approximately $21.6 million to $41.2 million. The increase was primarily from operating loss carryforwards, including tax deductions arising from the exercise of stock options, shorter amortization lives for purchased intangibles than allowed for tax purposes, acquired operating loss carryovers as reflected on final returns of acquired companies, and increased tax credit carryforwards. Deferred tax liabilities of approximately $5.5 million were also recognized for purchased intangibles, other than goodwill, that have no tax basis, and for other miscellaneous items.

     We increased the valuation allowance against our deferred tax assets from $11.9 million at December 31, 1999, to approximately $38.9 million at December 31, 2000. A portion of the valuation allowance, $4.5 million relates to tax loss carryforwards of purchased businesses. If these deferred tax assets are realized, the benefit will reduce goodwill arising from the Convoy and Microscript acquisitions. An additional portion of the allowance, $18 million, relates to stock option compensation deductions included in our net operating loss carryforwards. If and when we determine to reverse that portion of the valuation allowance, the benefit will be added to additional paid-in capital, rather than being shown as a reduction of future income tax expense. The remaining $16.4 million of the valuation allowance relates to operating loss carryforwards, and credit carryforwards that, based on a judgmental assessment of present circumstances using a more likely than not standard, management believes will not result in a reduction of future taxes payable.

  Net Loss

     We reported a net loss of $60.9 million, or $1.71 per share, for the year ended December 31, 2000. Our net loss for 1999 was $46.3 million, or $1.44 per share. Our net loss for 1998 was $8.5 million, or $0.38 per share. These losses include acquisition-related and restructuring costs as well as other non-cash and non-recurring charges as set forth in Item 6, "Selected Consolidated Financial Data." Our pre-tax losses, exclusive of those charges, were approximately $11.6 million for 2000 and $12.3 million for 1999. For 1998, exclusive of those charges, our pretax income was $9.6 million.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, our principal sources of liquidity consisted of $58.2 million of cash, cash equivalents, and short-term and long-term investments in marketable securities, compared with $94.8 million at December 31, 1999. This decrease was primarily due to cash paid for acquisitions, cash paid for private equity investments, and cash used for operations, including restructuring expenses. No amounts were outstanding under the line of credit during the years ended December 31, 2000 or 1999. We had working capital of $44.0 million and $86.2 million at December 31, 2000 and 1999, respectively. Included in determining such amounts are short-term deferred revenue and customer deposits of $19.2 million and $13.6 million for the years ended December 31, 2000 and 1999, respectively. The majority of short-term deferred revenue represents annual maintenance fees charged to customers, which are recognized ratably as revenue over the support service contract period.

     We used $11.6 million in cash for operating activities during the year ended December 31, 2000 compared to $36.2 million in cash during the year ended December 31, 1999. The decrease in cash used in operations was due primarily to improved operating results and the absence of significant cash expenditures in 2000 for acquisition and restructuring charges. Acquisition and restructuring charges reduced cash by $3.5 million in 2000 compared to $20.1 million in 1999.

     Our accounts receivable, net, increased to $41.4 million at December 31, 2000 compared to $38.5 million at December 31, 1999. The relationship of our net receivables to fourth quarter revenues is comparable between the periods. However, as previously noted, our receivable agings deteriorated significantly in the second half of 2000 and we made an additional provision for uncollectible accounts of approximately $9.9 million in the fourth quarter of 2000.

     We used $35.0 million in cash for investing activities for the year ended December 31, 2000 compared to $96.9 million for the year ended December 31, 1999. In 1999, one of the primary investing activities was the net purchase of short-term and long-term marketable securities. The increase from the prior year was primarily due to the investment of the remaining proceeds from the 1998 follow-on offerings during the first two quarters of 1999. During both periods we continued to invest cash in business combinations. During 2000 we made net cash investments in the PaperFree and Secco acquisitions of $17.7 million and $11.3 million, respectively. During 1999 the most significant cash outlays for acquisitions resulted from the VIE, SLI and Microscript acquisitions with net cash investments of $11.9 million, $16.2 million and $6.7 million, respectively. We also used net cash of $4.0 to fund private equity investments in 2000. During both 2000 and 1999, we funded leasehold improvements and purchased furniture, fixtures and equipment necessary to support our expanding operations. These expenditures totaled $16.2 million in 2000 and $10.8 million in 1999. During 1999, we funded approximately $19.7 million in a short-term construction loan to Greenwood Plaza Partners, LLP ("GPP") for construction of two buildings and a parking structure. The Company's Chief Executive Officer and Chairman of the Board principally owns GPP. During the third quarter of 1999, the Company began leasing the completed portion of the buildings from GPP for use as its principal corporate headquarters. We replaced an existing lender for the first phase of construction, and committed to fund up to $31.4 million for one year at a floating interest rate of 90-day LIBOR plus 2.05%. The terms of the construction financing were consistent with those that were in place with GPP's previous lender and were approved by our board of directors.

     During 2000 we advanced an additional $5.7 million in construction financing to GPP, increasing the amount owed due us to $25.4 million. In May 2000, GPP received interim financing from a third-party lender and GPP repaid the amount due to us in full, $25.4 million, with proceeds from the financing. Terms of the interim financing required us to maintain up to $8.3 million in cash with the lender. Of that amount, $1.3 million was set aside and has been spent for leasehold improvements and leasing commissions, reducing the restricted cash balance to $7.0 million at December 31, 2000. The restricted cash represents one form of collateral to the lender in recognition that we have a long-term master lease for the entire facility.

     Financing activities provided $10.5 million in cash during 2000 compared to $7.9 million during 1999. We received $14.9 in 2000 and $8.1 million in 1999 from the exercise of stock options granted under our stock option plans and Employee Stock Purchase Plan. In August 1999, the Company's board of directors authorized the repurchase of up to 10% of NEON's outstanding shares of common stock over a 12-month period. The board of directors extended the authorization in 2000. During 1999 we purchased 20,000 shares at a total cost of approximately $347,000. During 2000 we purchased an additional 258,000 shares at a total cost of $4.5 million. The Company may purchase additional shares from time to time on the open market.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     In the ordinary course of operations, our financial position and cash flows are subject to a variety of risks, which include market risks associated with changes in foreign currency exchange rates and movement in interest rates. We do not, in the normal course of business, use derivative financial instruments for trading or speculative purposes. Uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax, other regulatory or credit risks are not included in the following assessment of our market risks.

FOREIGN CURRENCY EXCHANGE RATES

     Operations outside of the U.S. expose us to foreign currency exchange rate changes and could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. During 2000, 27.4% of our total revenue was generated from our international operations, and the net assets of our foreign subsidiaries totaled 12% of consolidated net assets as of December 31, 2000. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the U.S. primarily through wholly owned subsidiaries in England, France, Switzerland, Germany, Australia, Japan, Malaysia, Hong Kong and Singapore. These foreign subsidiaries use local currencies as their functional currency, as sales are generated and expenses are incurred in such currencies. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct our operations as compared to the U.S. dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We do not believe that possible near-term changes in exchange rates will result in a material effect on our future earnings or cash flows and, therefore, have chosen not to enter into foreign currency hedging instruments. There can be no assurance that this approach will be successful, especially in the event of a sudden and significant decline in the value of foreign currencies relative to the United States dollar.

INTEREST RATES

     Our exposure to market risk associated with changes in interest rates relates primarily to our investments in marketable securities as our related-party note receivable was repaid in full during 2000. Our investments, including cash equivalents, consist of U.S., federal, state and municipal bonds, as well as domestic corporate bonds, with maturities of greater than 12 months. All investments are classified as available-for-sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and accordingly are carried at market value. Our short-term investment objectives are safety, liquidity and yield. Additionally, interest income on our related party receivable was based on a floating interest rate of 90-day LIBOR plus 2.05%. Changes in interest rates could impact our anticipated interest income or could impact the fair market value of our investments. However, we believe these changes in interest rates will not cause a material impact on our financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our financial statements and the report of the independent public accountants appear on pages 42 through 74 of this Report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information required by this item concerning the Company's directors is incorporated by reference to the information set forth in the sections entitled "Proposal No. 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 2000 (the "2001 Proxy Statement"), except that the information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Registrant" at the end of Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled "Proposal No. 1: Election of Directors -- Compensation of Directors" and "Executive Officer Compensation" in the Company's 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Beneficial Share Ownership by Principal Stockholders and Management" in the Company's 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Transactions" in the Company's 2001 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     1. Consolidated Financial Statements. The following consolidated financial statements of the Registrant and subsidiaries are filed as part of this Report:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   44
Consolidated Balance Sheets.................................   45
Consolidated Statements of Operations.......................   46
Consolidated Statements of Stockholders' Equity and Other
  Comprehensive Income (Loss)...............................   47
Consolidated Statements of Cash Flows.......................   48
Notes to Consolidated Financial Statements..................   49

     2. Financial Statement Schedules.

     All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or rules thereto.

     3. Exhibits.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Share Purchase Agreement dated June 12, 1998 by and among
                            Registrant, MSB Consultants Limited and the shareholders
                            of MSB (which is incorporated herein by reference to
                            Exhibit 2 to the Registrant's Current Report on Form 8-K
                            filed June 26, 1998).
          2.2            -- Share Acquisition Agreement dated September 30, 1998 by and among Registrant and the shareholders of Century
                            Analysis Incorporated (which is incorporated herein by
                            reference to Exhibit 2.1 to the Registrant's Current
                            Report on Form 8-K filed October 14, 1998).
          3.1            -- Amended and Restated Certificate of Incorporation, as
                            amended through May 21, 1997 (which is incorporated
                            herein by reference to Exhibit 3.4 to the Registrant's
                            Registration Statement on Form S-1, Registration No.
                            333-20189 ("Registrant's 1997 S-1")).
          3.2            -- Amended and Restated Bylaws of Registrant, as amended
                            through February 2, 1998 (which is incorporated herein by
                            reference to Exhibit 3.2 to the Registrant's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1997).
          3.3            -- Certificate of Determination of Rights, Preferences and
                            Privileges of Series A Preferred Stock (included in
                            Exhibit 4.1).
          4.1            -- Form of Registrant's Common Stock Certificate (which is incorporated herein by reference to Exhibit 4.1 to the
                            Registrant's 1997 S-1).
          4.2            -- Preferred Shares Right Agreement, dated as of August 5,
                            1998 between the Registrant and Bank Boston N.A.,
                            including the Certificate of Designator, the Form of
                            Rights Certificate and the Summary of Rights attached
                            thereto as Exhibits A, B and C, respectively (which is
                            incorporated herein by reference to Exhibit 1 to the
                            Registrant's Registration Statement on Form 8-K/A
                            Amendment No. 1 filed August 17, 1998).
          4.3            -- Amendment No. 1 to Preferred Shares Rights Agreement,
                            dated as of February 20, 2001 between the Registrant and
                            American Stock Transfer & Trust Company.
         10.1*           -- Form of Indemnification Agreement entered into by
                            Registrant with each of its directors and executive
                            officers (which is incorporated herein by reference to
                            Exhibit 10.1 to the Registrant's 1997 S-1).
         10.2*           -- 1995 Stock Option Plan, (amended and restated as of
                            January 3, 1997) and related agreements (which is
                            incorporated herein by reference to Exhibit 10.2 to the
                            Registrant's 1997 S-1).
         10.3*           -- 1997 Director Option Plan and related agreements (which is incorporated herein by reference to Exhibit 10.3 to
                            the Registrant's 1997 S-1).
         10.4*           -- 1997 Employee Stock Purchase Plan and related agreements
                            (which is incorporated herein by reference to Exhibit
                            10.4 to the Registrant's 1997 S-1).
         10.5*           -- 1998 Nonstatutory Stock Option Plan and related
                            agreements (which is incorporated herein by reference to
                            Exhibit 10.5 to the Registrant's 1998 10-K).
         10.6            -- Warrant to Purchase Stock issued to Silicon Valley Bank dated April 12, 1996 (which is incorporated herein by
                            reference to Exhibit 10.5 to the Registrant's 1997 S-1).
         10.7            -- Registration Rights Agreement between the Registrant and certain parties named therein dated May 9, 1995 (which is
                            incorporated herein by reference to Exhibit 10.9 to the
                            Registrant's 1997 S-1).
         10.8            -- Amendment No. 1 to Registration Rights Agreement between the Registrant and certain parties named therein dated
                            September 20, 1995 (which is incorporated herein by
                            reference to Exhibit 10.10 to the Registrant's 1997 S-1).
         10.9            -- Amendment No. 2 to Registration Rights Agreement between the Registrant and certain parties named therein dated
                            June 3, 1996 (which is incorporated herein by reference
                            to Exhibit 10.11 to the Registrant's 1997 S-1).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.10           -- Standard Commercial Lease between Greenwood Plaza
                            Partners, LLC and the Registrant dated July 22, 1999
                            (which is incorporated herein by reference to Exhibit
                            10.10 to the Registrant's Annual Report on Form 10-K for
                            1999 dated March 29, 2000).
         10.11           -- First Amendment to Standard Commercial Lease between
                            Greenwood Plaza Partners, LLC and the Registrant with
                            ancillary agreements dated May 2000 (which is
                            incorporated herein by reference to Exhibit 10.11 to the
                            Registrant's Quarterly Report on Form 10-Q dated August
                            14, 2000).
         10.12           -- Agreement and Plan of Reorganization by and among Sybase,
                            Inc., Neel Acquisition Corp. and the Registrant dated
                            February 20, 2001 (which is incorporated herein by
                            reference to Exhibit 2.1 of the Registrant's Report on
                            Form 8-K dated February 28, 2001).
         10.13           -- Form of Change of Control Severance Agreement as entered into between the Registrant and each of George F. (Rick)
                            Adam, Jr., Patrick J. Fortune, Stephen E. Webb and
                            Frederick T. Horn.
         10.14*          -- Amended Change of Control Severance Agreement between
                            George F. (Rick) Adam, Jr. and the Registrant dated
                            February 16, 2001.
         10.15*          -- Amended Change of Control Severance Agreement between
                            Patrick J. Fortune and the Registrant dated February 16,
                            2001.
         10.16*          -- Amended Change of Control Severance Agreement between
                            Stephen E. Webb and the Registrant dated February 16,
                            2001.
         10.17*          -- Amended Change of Control Severance Agreement between
                            Frederick T. Horn and the Registrant dated February 16,
                            2001.
         10.18*          -- Change of Control Severance Agreement between Dr. Franz
                            Koepper and the Registrant dated January 30, 2001.
         10.19*          -- Employment Agreement between Dr. Franz Koepper and SLI
                            Consulting AG dated January 1, 1998.
         10.20*          -- Amendment 2000/2001 to the Employment Agreement between
                            Dr. Franz Koepper and SLI Consulting AG dated December
                            24, 2000.
         23.1            -- Consent of Arthur Andersen LLP.
         24.1            -- Power of Attorney (which is included on page 41 herein).

---------------

*  Indicates management compensatory plan, contract or arrangement.

     (b) Reports on Form 8-K.

     A Form 8-K was filed February 28, 2001 with respect to the execution of the Agreement and Plan or Reorganization, dated as of February 20, 2001, by and among Sybase, Inc., Neel Acquisition Corp. and New Era of Networks, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of March 2001.

                                            NEW ERA OF NETWORKS, INC.

                                            By:      /s/ STEPHEN E. WEBB
                                              ----------------------------------
                                                       Stephen E. Webb,
                                                  Senior Vice President and
                                                   Chief Financial Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant on March 2, 2001 and in the capacities indicated:

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

               /s/ PATRICK J. FORTUNE                  Director, President and Chief Operating
-----------------------------------------------------    Officer
                 Patrick J. Fortune

                 /s/ STEPHEN E. WEBB                   Senior Vice President and Chief Financial
-----------------------------------------------------    Officer (principal financial officer)
                   Stephen E. Webb

                  /s/ BRIAN P. DUFF                    Vice President and Corporate Controller
-----------------------------------------------------    (principal accounting officer)
                    Brian P. Duff

                 /s/ STEVEN LAZARUS                    Director
-----------------------------------------------------
                   Steven Lazarus

                 /s/ MARK L. GORDON                    Director
-----------------------------------------------------
                   Mark L. Gordon

               /s/ JOSEPH E. KASPUTYS                  Director
-----------------------------------------------------
                 Joseph E. Kasputys

                  /s/ MEL BERGSTEIN                    Director
-----------------------------------------------------
                    Mel Bergstein

                 /s/ ROBERT I. THEIS                   Director
-----------------------------------------------------
                   Robert I. Theis

                           NEW ERA OF NETWORKS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   44
Consolidated Balance Sheets.................................   45
Consolidated Statements of Operations.......................   46
Consolidated Statements of Stockholders' Equity and Other
  Comprehensive Income (Loss)...............................   47
Consolidated Statements of Cash Flows.......................   48
Notes to Consolidated Financial Statements..................   49

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To New Era of Networks, Inc.:

     We have audited the accompanying consolidated balance sheets of NEW ERA OF NETWORKS, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Era of Networks, Inc. and subsidiaries, as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Denver, Colorado,
February 16, 2001.

                           NEW ERA OF NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  2000            1999
                                                              -------------   ------------
                                          ASSETS

Current assets:
  Cash and cash equivalents.................................  $  12,521,383   $ 49,796,989
  Short-term investments in marketable securities...........     28,114,872      7,682,786
  Accounts receivable, net of allowance for uncollectible
     accounts of $8,741,000 and $1,885,000, respectively....     41,355,879     38,492,822
  Unbilled revenue..........................................      1,531,478      3,251,144
  Prepaid expenses and other................................     13,614,518      6,131,194
  Note receivable, related party............................             --     19,666,135
                                                              -------------   ------------
          Total current assets..............................     97,138,130    125,021,070
                                                              -------------   ------------
Property and equipment:
  Computer equipment and software...........................     27,579,357     17,023,054
  Furniture, fixtures and equipment.........................      6,632,175      4,345,324
  Leasehold improvements....................................      6,921,185      3,273,280
                                                              -------------   ------------
                                                                 41,132,717     24,641,658
  Less-accumulated depreciation.............................    (15,213,956)    (7,126,379)
                                                              -------------   ------------
  Property and equipment, net...............................     25,918,761     17,515,279
Long-term investments in marketable securities..............     10,558,712     37,335,205
Restricted long-term cash and investments in marketable
  securities................................................      7,000,000             --
Intangibles, net............................................    195,884,328    170,565,822
Deferred income taxes, net..................................      2,226,422      7,700,765
Other assets, net...........................................     10,757,976      1,382,354
                                                              -------------   ------------
          Total assets......................................  $ 349,484,329   $359,520,495
                                                              =============   ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   9,254,252   $  6,118,010
  Accrued liabilities.......................................     24,686,731     19,111,975
  Deferred revenue..........................................     19,207,229     13,570,715
                                                              -------------   ------------
          Total current liabilities.........................     53,148,212     38,800,700
Deferred revenue -- long-term...............................        364,755         78,437
                                                              -------------   ------------
          Total liabilities.................................     53,512,967     38,879,137
                                                              -------------   ------------
Commitments and contingencies (Note 11)
Stockholders' equity (Note 8):
  Common stock, $.0001 par value, 200,000,000 shares
     authorized, 36,722,944 and 34,051,573 shares issued and
     36,575,382 and 34,031,573 shares outstanding as of
     December 31, 2000 and 1999, respectively...............          3,671          3,405
  Additional paid-in capital................................    432,421,610    389,199,732
  Treasury stock (147,562 and 20,000 shares of common stock
     as of December 31, 2000 and 1999, respectively, at
     cost)..................................................     (2,549,712)      (347,375)
  Accumulated deficit.......................................   (128,687,936)   (66,329,148)
  Deferred stock-based compensation.........................     (1,242,707)            --
  Cumulative other comprehensive loss.......................     (3,973,564)    (1,885,256)
                                                              -------------   ------------
          Total stockholders' equity........................    295,971,362    320,641,358
                                                              -------------   ------------
          Total liabilities and stockholders' equity........  $ 349,484,329   $359,520,495
                                                              =============   ============

  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                           NEW ERA OF NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         2000           1999           1998
                                                     ------------   ------------   ------------
Revenues:
  Software licenses................................  $104,663,700   $ 59,564,445   $ 40,975,703
  Software maintenance.............................    21,662,968     16,177,439      4,912,447
  Professional services............................    62,021,598     50,482,268     19,925,923
                                                     ------------   ------------   ------------
          Total revenues...........................   188,348,266    126,224,152     65,814,073
                                                     ------------   ------------   ------------
Cost of revenues:
  Cost of software licenses........................     3,261,223      1,405,289      1,701,458
  Cost of professional services and maintenance....    51,820,096     38,895,808     12,906,012
                                                     ------------   ------------   ------------
          Total cost of revenues...................    55,081,319     40,301,097     14,607,470
                                                     ------------   ------------   ------------
Gross profit.......................................   133,266,947     85,923,055     51,206,603
                                                     ------------   ------------   ------------
Operating expenses:
  Sales and marketing..............................    89,755,149     54,861,589     21,941,568
  Research and development.........................    42,504,501     34,872,684     15,839,483
  General and administrative.......................    16,941,889     15,620,060      6,571,100
  Stock-based compensation, including related
     payroll taxes of $398,247.....................     2,341,653             --             --
  Acquisition charges..............................       548,298     25,148,349     17,597,000
  Asset impairment charges.........................     4,954,576             --             --
  Restructuring charges............................     4,847,776      7,449,621             --
  Amortization of intangibles......................    35,748,926     19,396,837      1,778,410
                                                     ------------   ------------   ------------
          Total operating expenses.................   197,642,768    157,349,140     63,727,561
                                                     ------------   ------------   ------------
Loss from operations...............................   (64,375,821)   (71,426,085)   (12,520,958)
Other income, net..................................     4,296,642      7,132,347      2,743,746
                                                     ------------   ------------   ------------
Loss before income taxes...........................   (60,079,179)   (64,293,738)    (9,777,212)
Income tax provision (benefit).....................       791,147    (17,981,380)    (1,278,400)
                                                     ------------   ------------   ------------
Net loss...........................................  $(60,870,326)  $(46,312,358)  $ (8,498,812)
                                                     ============   ============   ============
Net loss per common share, basic and diluted.......  $      (1.71)  $      (1.44)  $      (0.38)
                                                     ============   ============   ============
Weighted average shares of common stock
  outstanding, basic and diluted (Note 2)..........    35,691,295     32,247,552     22,277,472
                                                     ============   ============   ============

  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                           NEW ERA OF NETWORKS, INC.

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                       OTHER COMPREHENSIVE INCOME (LOSS)

                                             COMMON STOCK        ADDITIONAL                                    DEFERRED
                                          -------------------     PAID-IN       TREASURY      ACCUMULATED    STOCK-BASED
                                            SHARES     AMOUNT     CAPITAL         STOCK         DEFICIT      COMPENSATION
                                          ----------   ------   ------------   -----------   -------------   ------------
BALANCES, December 31, 1997.............  18,212,314   $1,822   $ 46,190,279   $        --   $ (11,517,978)  $        --
  Issuance of common stock in public
    offerings, net of issuance costs of
    $12,308,142.........................   9,537,000     954     204,321,780            --              --            --
  Issuance of common stock upon exercise
    of stock options and warrants.......     862,064      85       2,774,215            --              --            --
  Issuance of common stock in business
    combinations........................   1,548,124     155      38,151,812            --              --            --
  Tax benefit related to the exercise of
    stock options.......................          --      --       3,225,488            --              --            --
  Issuance of common stock in connection
    with Employee Stock Purchase Plan...     174,276      17         907,195            --              --            --
                                          ----------   ------   ------------   -----------   -------------   -----------
  Cumulative translation adjustment.....          --      --              --            --              --            --
  Net loss..............................          --      --              --            --      (8,498,812)           --
                                                                                             -------------
        Total comprehensive loss........          --      --              --            --      (8,498,812)
                                          ----------   ------   ------------   -----------   -------------   -----------
BALANCES, December 31, 1998.............  30,333,778   $3,033   $295,570,769   $        --   $ (20,016,790)  $        --
  Issuance of common stock upon exercise
    of stock options and warrants.......   1,443,217     144       6,346,094            --              --            --
  Issuance of common stock in business
    combinations........................   1,524,516     153      76,486,190            --              --            --
  Issuance of common stock for
    acquisition charges.................     618,225      62       8,268,697            --              --            --
  Reverse excess accrual for issuance
    costs related to the December 1998
    public offering.....................          --      --         107,458            --              --            --
  Restructuring charges -- due to option
    remeasurement.......................          --      --         650,454            --              --            --
  Issuance of common stock in connection
    with Employee Stock Purchase Plan...     131,837      13       1,770,070            --              --            --
  Purchase of shares for treasury
    (20,000 shares).....................          --      --              --      (347,375)             --            --
                                          ----------   ------   ------------   -----------   -------------   -----------
  Cumulative translation adjustment.....          --      --              --            --              --            --
  Unrealized loss on marketable
    securities..........................          --      --              --            --              --            --
  Net loss..............................          --      --              --            --     (46,312,358)           --
                                                                                             -------------
        Total comprehensive loss........          --      --              --            --     (46,312,358)
                                          ----------   ------   ------------   -----------   -------------   -----------
BALANCES, December 31, 1999.............  34,051,573   $3,405   $389,199,732   $  (347,375)  $ (66,329,148)  $        --
  Issuance of common stock upon exercise
    of stock options....................   1,423,572     142      10,526,981            --              --            --
  Issuance of common stock in business
    combinations........................     884,601      87      25,668,222            --              --            --
  Compensation charge due to Employee
    Stock Option Bonus Program..........          --      --         735,670            --              --            --
  Compensation charge due to option
    remeasurement.......................          --      --         340,046            --              --            --
  Purchase of shares for treasury
    (258,130 shares)....................          --      --              --    (4,458,411)             --            --
  401(k) match (130,568 treasury
    shares).............................          --      --                     2,256,074      (1,488,462)           --
  Issuance of common stock in connection
    with Employee Stock Purchase Plan...     293,198      30       4,406,026            --              --            --
  Issuance of restricted stock grants...      70,000       7       1,544,933            --              --    (1,544,940)
  Amortization of deferred stock-based
    compensation........................          --      --              --            --              --       302,233
                                          ----------   ------   ------------   -----------   -------------   -----------
  Cumulative translation adjustment.....          --      --              --            --              --            --
  Unrealized loss on marketable
    securities..........................          --      --              --            --              --            --
  Reclassification adjustment for
    realized losses included in net loss
    for the period......................          --      --              --            --              --            --
  Net loss..............................          --      --              --            --     (60,870,326)           --
                                                                                             -------------
        Total comprehensive loss........          --      --              --            --     (60,870,326)
                                          ----------   ------   ------------   -----------   -------------   -----------
BALANCES, December 31, 2000.............  36,722,944   $3,671   $432,421,610   $(2,549,712)  $(128,687,936)  $(1,242,707)
                                          ==========   ======   ============   ===========   =============   ===========

                                              OTHER
                                          COMPREHENSIVE
                                          INCOME (LOSS)      TOTAL
                                          -------------   ------------
BALANCES, December 31, 1997.............   $    57,146    $ 34,731,269
  Issuance of common stock in public
    offerings, net of issuance costs of
    $12,308,142.........................            --     204,322,734
  Issuance of common stock upon exercise
    of stock options and warrants.......            --       2,774,300
  Issuance of common stock in business
    combinations........................            --      38,151,967
  Tax benefit related to the exercise of
    stock options.......................            --       3,225,488
  Issuance of common stock in connection
    with Employee Stock Purchase Plan...            --         907,212
                                           -----------    ------------
  Cumulative translation adjustment.....           783
  Net loss..............................            --
                                           -----------    ------------
        Total comprehensive loss........           783      (8,498,029)
                                           -----------    ------------
BALANCES, December 31, 1998.............   $    57,929    $275,614,941
  Issuance of common stock upon exercise
    of stock options and warrants.......            --       6,346,238
  Issuance of common stock in business
    combinations........................            --      76,486,343
  Issuance of common stock for
    acquisition charges.................            --       8,268,759
  Reverse excess accrual for issuance
    costs related to the December 1998
    public offering.....................            --         107,458
  Restructuring charges -- due to option
    remeasurement.......................            --         650,454
  Issuance of common stock in connection
    with Employee Stock Purchase Plan...            --       1,770,083
  Purchase of shares for treasury
    (20,000 shares).....................            --        (347,375)
                                           -----------    ------------
  Cumulative translation adjustment.....    (1,177,322)
  Unrealized loss on marketable
    securities..........................      (765,863)
  Net loss..............................            --
                                           -----------
        Total comprehensive loss........    (1,943,185)    (48,255,543)
                                           -----------    ------------
BALANCES, December 31, 1999.............   $(1,885,256)   $320,641,358
  Issuance of common stock upon exercise
    of stock options....................            --      10,527,123
  Issuance of common stock in business
    combinations........................            --      25,668,309
  Compensation charge due to Employee
    Stock Option Bonus Program..........            --         735,670
  Compensation charge due to option
    remeasurement.......................            --         340,046
  Purchase of shares for treasury
    (258,130 shares)....................            --      (4,458,411)
  401(k) match (130,568 treasury
    shares).............................            --         767,612
  Issuance of common stock in connection
    with Employee Stock Purchase Plan...            --       4,406,056
  Issuance of restricted stock grants...            --              --
  Amortization of deferred stock-based
    compensation........................            --         302,233
                                           -----------    ------------
  Cumulative translation adjustment.....    (1,466,921)
  Unrealized loss on marketable
    securities..........................      (547,218)
  Reclassification adjustment for
    realized losses included in net loss
    for the period......................       (74,169)
  Net loss..............................            --
                                           -----------
        Total comprehensive loss........    (2,088,308)    (62,958,634)
                                           -----------    ------------
BALANCES, December 31, 2000.............   $(3,973,564)   $295,971,362
                                           ===========    ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                           NEW ERA OF NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                                  2000           1999            1998
                                                              ------------   -------------   ------------
Cash flows from operating activities:
  Net loss..................................................  $(60,870,326)  $ (46,312,358)  $ (8,498,812)
  Adjustments to reconcile net loss to net cash used in
    operating activities --
    Depreciation and amortization...........................    43,902,818      23,428,770      3,459,187
    Asset impairment charges................................     4,954,576              --             --
    Minority interest share of losses.......................            --         (12,720)            --
    Charge for acquired in-process research and
      development...........................................            --              --     17,597,000
    Acquisition charges paid with common stock..............            --       8,268,759             --
    Amortization of deferred stock-based compensation.......       302,233              --             --
    Option remeasurement noncash charges....................       340,046         650,453             --
    Noncash compensation charge for Employee Stock Option
      Bonus Program.........................................       735,670              --             --
    Noncash compensation charge for Employer 401(k) match...       767,612              --             --
    Pro vision for deferred income taxes....................            --     (18,550,680)    (4,992,800)
    Imputed interest on purchase consideration..............            --              --         90,000
    Loss on sale of property and equipment..................        40,910         350,498             --
    Changes in assets and liabilities --
      Accounts receivable, net..............................    (5,245,255)     (2,440,767)   (12,948,845)
      Unbilled revenue......................................       757,931         503,634       (918,453)
      Prepaid expenses and other assets.....................    (7,703,951)     (2,157,880)    (1,408,657)
      Accounts payable......................................       686,447      (2,881,145)     1,228,156
      Accrued liabilities...................................     1,661,778      (2,017,367)     1,794,786
      Accrued restructuring charges.........................     2,149,864       3,288,582             --
      Deferred revenue......................................     5,922,832       1,718,647      3,071,143
                                                              ------------   -------------   ------------
        Net cash used in operating activities...............   (11,596,815)    (36,163,574)    (1,527,295)
                                                              ------------   -------------   ------------
Cash flows from investing activities:
  Purchases of investments in marketable securities.........   (53,951,313)    (52,093,401)   (18,361,641)
  Proceeds from sales and maturities of investments.........    52,674,333      28,159,788     12,016,871
  Business combinations, net of cash acquired...............   (29,030,211)    (38,374,902)   (22,160,671)
  Purchases of private equity investments...................    (3,985,401)             --       (400,000)
  Purchases of property and equipment.......................   (16,185,996)    (10,752,785)    (7,273,860)
  Investment in note receivable -- related party............    (5,744,550)    (19,666,135)            --
  Proceeds from repayment of note receivable -- related
    party...................................................    25,410,685              --             --
  Purchase of developed software and trademarks.............    (4,156,551)     (4,194,842)      (600,000)
                                                              ------------   -------------   ------------
        Net cash used in investing activities...............   (34,969,004)    (96,922,277)   (36,779,301)
                                                              ------------   -------------   ------------
Cash flows from financing activities:
  Proceeds from issuances of common stock...................    14,933,179       8,111,522    220,312,388
  Purchase of treasury stock................................    (4,458,411)       (347,375)            --
  Common stock issuance costs...............................       (20,631)        107,458    (12,308,142)
  Tax benefit related to the exercise of stock options......            --              --      3,225,488
  Principal payments on notes payable to banks..............            --              --     (5,830,772)
                                                              ------------   -------------   ------------
        Net cash provided by financing activities...........    10,454,137       7,871,605    205,398,962
                                                              ------------   -------------   ------------
Effect of exchange rate changes on cash.....................    (1,163,924)        838,227        (69,720)
                                                              ------------   -------------   ------------
Net (decrease) increase in cash and cash equivalents........   (37,275,606)   (124,376,019)   167,092,366
Cash and cash equivalents, beginning of period..............    49,796,989     174,173,008      7,150,362
                                                              ------------   -------------   ------------
Cash and cash equivalents, end of period....................  $ 12,521,383   $  49,796,989   $174,173,008
                                                              ============   =============   ============
Supplemental cash flow information:
  Cash paid during the year for --
    Interest................................................  $     14,144   $      34,720   $     46,675
                                                              ============   =============   ============
    Taxes...................................................  $  1,225,043   $     974,797   $    370,085
                                                              ============   =============   ============
Supplemental disclosure of noncash information:
  Common stock issued for business combinations.............  $ 25,668,309   $  76,486,343   $ 38,151,967
                                                              ============   =============   ============
  Common stock issued for acquisition charges...............  $         --   $   8,268,759   $         --
                                                              ============   =============   ============
  Accrued business combination costs........................  $      9,127   $     251,957   $    496,511
                                                              ============   =============   ============
  Nonmonetary cost of private equity investments............  $  4,914,599   $          --   $         --
                                                              ============   =============   ============
  Stock-based compensation and 401(k) match credited to
    stockholders' equity....................................  $  1,843,328   $          --             --
                                                              ============   =============   ============
  Restricted stock grants...................................  $  1,545,000   $          --   $         --
                                                              ============   =============   ============
  Restructuring cost -- option remeasurement................  $         --   $     650,454   $         --
                                                              ============   =============   ============
  Restructuring cost -- loss on asset disposition...........  $         --   $     350,498   $         --
                                                              ============   =============   ============
  Accrued deferred offering costs...........................  $         --   $          --   $    484,665
                                                              ============   =============   ============

  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                           NEW ERA OF NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

(1) DESCRIPTION OF BUSINESS

     New Era of Networks, Inc. and its consolidated subsidiaries (collectively referred to herein as "NEON" or the "Company") develop, market and support e-Business and Enterprise Application Integration ("EAI") software and services. Specifically, NEON helps automate e-Business by providing a range of products and services that integrate Internet-facing applications with core operational systems for goods and services providers, and also facilitate the creation of Net markets. The Company provides organizations with a structured software platform for the rapid and efficient integration and ongoing maintenance of disparate systems and applications across the enterprise. The Company's packaged software solutions support EAI across popular hardware platforms, operating systems, and database types. NEON combines in a single offering the five elements we believe are essential for e-Business integration software: integration servers, process automation, predefined adapters, Internet communications, and packaged e-Business integration applications. Additionally, the Company provides design, development and implementation services through its professional services organization.

     The Company markets its software and related services primarily through its direct sales organization, complemented by other indirect sales channels including VARs, OEMs and international distributors.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

  Foreign Currency Translation

     The functional currency of the Company's foreign subsidiaries is their local currency. Assets and liabilities of international subsidiaries are translated to U.S. dollars at year-end exchange rates, and income statement items are translated at average exchange rates during the year. Resulting translation adjustments are recorded as a separate component of equity. Gains and losses resulting from foreign currency transactions are included in income.

     Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in foreign currency transaction gains and losses which are reflected in income as unrealized (based on period-end translation) or realized (upon settlement of the transactions). Unrealized transaction gains and losses applicable to permanent investments by the Company in its foreign subsidiaries are included as cumulative translation adjustments, and unrealized translation gains or losses applicable to short-term intercompany receivables from or payables to the Company and its foreign subsidiaries are included in income.

  Revenue Recognition

     The Company generates revenue from sales of software licenses, various reseller arrangements and professional service arrangements. The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended and interpreted by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions," as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants.

     The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," in December 1999. SAB 101, as amended, provides further interpretive guidance for publicly traded companies on the recognition, presentation, and

                           NEW ERA OF NETWORKS, INC.

disclosure of revenue in the accompanying financial statements. In June 2000, the SEC issued SAB No. 101B, delaying the implementation of SAB 101 until the fourth quarter of 2000. The provisions of SAB 101 had no material impact on the Company's revenue recognition policies and presentation as reflected in the accompanying consolidated financial statements.

     The Company recognizes license fee revenue when the licensed software has been delivered, customer acceptance has occurred, all significant Company obligations have been satisfied, payment is due within twelve months, and the fee is fixed, determinable and deemed collectible. Software maintenance revenue related to software licenses is recognized ratably over the term of each maintenance arrangement. Revenue from professional service arrangements is recognized on either a time and materials or progress-to-completion basis as the services are performed and amounts due from customers are deemed collectible and contractually nonrefundable. To date, all progress-to-completion projects have generally been performed over periods of less than one year. At each reporting date, the Company evaluates each project and determines whether an accrual for estimated losses is required. Revenues recognized under the progress-to-completion basis, which have not yet been invoiced, are recorded as unbilled revenues in the accompanying consolidated balance sheets.

     For software arrangements with multiple elements, the Company applies the residual method prescribed by SOP 98-9. Revenue applicable to undelivered elements, principally software maintenance, training, and limited implementation services, is deferred based on vendor specific objective evidence ("VSOE") of the fair value of those elements. VSOE is established by the price of the element when it is sold separately (i.e., the renewal rate for software maintenance and normal prices charged for training and professional services). Revenue applicable to the delivered elements is deemed equal to the remainder/residual amount of the fixed contract price. Assuming none of the undelivered elements are essential to the functionality of any of the delivered elements, the Company recognizes the residual revenue attributed to the delivered elements when all other criteria for revenue recognition for those elements have been met.

     For multiple element arrangements that involve significant customization or modification of software, the entire price of the arrangement is recognized as revenue based on the progress-to-completion methodology used for fixed price service arrangements.

     The Company grants resale rights to its software products to other vendors. These arrangements typically require the reseller to make a nonrefundable purchase of a limited quantity of the Company's products. Additional royalties are due from the resellers for sales made in excess of the amount provided for in the initial arrangements. Assuming all the revenue recognition criteria described above are satisfied, the Company recognizes the initial fee on the same basis as sales to end-users described above. Since mid-1999, royalties earned with respect to MQSeries Integrator have been recognized on a one-quarter lag basis because reliable information with respect to royalties due from sales of this product are not available at the time the Company is required to prepare and file its quarterly financial statements. Beginning in 2000, the amount recognized on a lag basis is the amount of royalties earned in excess of contractual quarterly minimums.

     The Company acts as a reseller under an arrangement for a product jointly-developed with another software vendor. The Company is entitled to specified percentages of sales made and remits the remainder to its business partner on receipt. Under the guidance of SAB 101 and EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," the Company has concluded it is an agent in this arrangement and reports as revenue only its share of the transaction proceeds. With respect to other reseller rights to third-party software, the Company recognizes the gross amount of license revenues if it acts as principal or the net amount if it is an agent.

     Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue in the accompanying consolidated balance sheets. As of December 31, 2000 and 1999, the total deferred revenue was $19,571,984 and $13,649,152, respectively.

                           NEW ERA OF NETWORKS, INC.

  Cost of Services and Maintenance

     Cost of services related to professional service arrangements and maintenance include the direct labor costs incurred plus a related overhead allocation. Significant service contracts are generally performed on a time and materials basis. Service contracts performed on a fixed-fee basis are generally completed in less than 90 days or are routine in nature.

  Research and Development

     Research and development costs are expensed as incurred and include salaries, overhead, supplies and other direct costs.

  Cash Equivalents and Investments in Marketable Securities

     The Company invests certain of its excess cash in government and corporate debt instruments. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The recorded amounts for cash equivalents approximate fair market value due to the short-term nature of these financial instruments. Under the criteria set forth in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), debt and marketable equity securities are required to be classified in one of three categories: trading, available-for-sale, or held-to-maturity. The Company's investments in debt securities at December 31, 2000 are classified under SFAS 115 as available-for-sale. Such securities are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income
(loss) until realized.

     At each reporting date, the Company considers whether market value declines below the cost of available for sale or held to maturity securities are "other than temporary." If deemed "other than temporary" such declines would be recognized as realized losses. At December 31, 2000 and 1999, the Company concluded that such declines were "temporary" because the Company has the intent and ability to hold the securities until their maturity, which is less than two years from the balance sheet date. In addition, the decline in market value of the principal loss security has not existed for an extended period of time and at the date of preparing these financial statements had partially recovered its value since year end. The Company also evaluated the financial condition and near-term prospects of the issuer. The change in net unrealized gains and (losses) for the years ended December 31, 2000 and 1999 was approximately ($547,000) and ($766,000), respectively (see Note 4).

     Realized gains and losses are determined on the specific identification method and are reflected in income. Interest on corporate bonds is accrued through the balance sheet date.

  Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company evaluates the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing this evaluation, the Company estimates the future undiscounted cash flows of the operations to which the long-lived assets relate to ensure that the carrying value has not been impaired.

     In connection with evaluations performed at December 31, 2000, the Company identified approximately $5.0 million of long-lived assets that were determined to be impaired and were written down to zero. The write-off included $4.1 million of goodwill from the February 1999 acquisition of D&M (see Note 3). D&M's principal operations were discontinued during the fourth quarter of 2000. The impairment charge also included an additional $861,000 for the unamortized cost of software products acquired in business combinations that the Company has determined it will no longer support.

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

     Depreciation expense was approximately $8,094,000, $4,342,000 and $1,665,000 in 2000, 1999 and 1998, respectively.

     Costs of internal use software, whether purchased or developed internally, are capitalized and amortized over the estimated useful life of the software in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

  Software Development Costs and Purchased Software Products

     Under the criteria set forth in Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the product and ends when the product is ready for general release. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. Capitalized costs will be amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of each product, ranging from three to five years. As of December 31, 2000, the Company had not capitalized any costs in accordance with this pronouncement.

     Intangibles, net in the accompanying consolidated balance sheets include amounts allocated to software products acquired in business combinations and purchased rights to software technology embedded in integrated products developed by the Company. These costs are being amortized over periods of two to five years. Amortization expense recorded in 2000, 1999 and 1998 was approximately $7,131,000, $3,203,000 and $562,000, respectively. Remaining unamortized costs were $22,469,000 and $21,275,000 at December 31, 2000 and 1999, respectively.

  Goodwill

     The Company recorded goodwill in connection with the purchase business combinations described in Note 3 in the aggregate amount of approximately $222,960,000 that is being amortized on a straight-line basis over five-to ten-year periods. Amortization recognized for 2000, 1999 and 1998 was approximately $28,590,000, $15,816,000 and $1,216,000, respectively. Unamortized costs of approximately $173,222,000 and $149,108,000 are included in Intangibles, net in the accompanying consolidated balance sheets as of December 31, 2000 and 1999, respectively.

  Income Taxes

     The current provision for income taxes represents actual or estimated amounts payable or refundable on tax returns filed or to be filed for each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryforwards. The overall change in deferred tax assets and liabilities for the period, exclusive of deferred tax assets and liabilities recorded in purchase accounting for businesses acquired, measures the deferred tax expense

                           NEW ERA OF NETWORKS, INC.

or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. Deferred tax assets are reduced by a valuation allowance based on an assessment of available evidence if deemed more likely than not that some or all of the deferred tax assets will not be realized (see Note 7).

  Restructuring and Other Related Costs

     Restructuring and related charges include the costs associated with the Company's strategic restructurings during the fourth quarter of 2000 and the third quarter of 1999. In accordance with SAB 100, "Restructuring and Impairment Charges," restructuring charges were recorded at the time decisions were made to restructure operations and the Company's management formally adopted the restructuring plans (see Note 6). The charges primarily consisted of costs that were incremental to the Company's ongoing operations and were incurred to exit an activity or cancel an existing contractual obligation, employee termination related charges, and the buyout of operating leases.

  Cumulative Other Comprehensive Income (Loss)

     Comprehensive income (loss) includes net earnings (loss) and other changes to stockholders' equity not reflected in net income (loss). The components of other comprehensive income (loss) that have impacted the Company through December 31, 2000 are currency translation adjustments for foreign subsidiaries and unrealized gains (losses) on marketable securities.

  Net Loss Per Common Share

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

     Potentially dilutive securities excluded from the calculation, as the effect of their inclusion would be antidilutive, are as follows:

                                                                DECEMBER 31,
                                                      ---------------------------------
                                                        2000        1999        1998
                                                      ---------   ---------   ---------
Number of common shares issuable upon -- exercise of
  outstanding stock options (see Note 8)............  6,680,255   6,594,364   5,369,512

  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable, cash equivalents and investments. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company has a cash investment policy which restricts investments to ensure preservation of principal and maintenance of liquidity.

  Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the

                           NEW ERA OF NETWORKS, INC.

reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  New Accounting Pronouncements

     SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS 133") establishes accounting and reporting standards for derivative instruments and for hedging activities. Among other things, the statement requires that an entity recognize all derivative instruments on the balance sheet as either assets or liabilities, and to account for those instruments at fair value. In July 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137") was issued. SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter of fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"), was issued to provide additional implementation guidance related to SFAS 133. The Company will adopt SFAS 133 effective January 1, 2001, which is not expected to have a material impact on the Company's financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. To the extent the Company's stock-based compensation awards are or become subject to "variable accounting" because of FIN 44, significant periodic fluctuations in the price of the Company's common stock may cause the application of FIN 44 to have a material impact on stock-based compensation reported in future results of operations.

  Reclassifications

     Certain reclassifications have been made in prior years' financial statements to conform to the current year's presentation.

(3) BUSINESS COMBINATIONS

  PaperFree Systems, Inc.

     In March 2000, the Company acquired all of the outstanding capital stock of PaperFree Systems, Inc. ("PaperFree"), a Delaware corporation. PaperFree is a provider of integration solutions concentrating on the payor-side of the healthcare market.

     The aggregate consideration paid by the Company was approximately $39,867,000, of which $20,000,000 was paid in cash and approximately $19,867,000 was paid through the issuance of 265,751 shares of our common stock. The fees and expenses related to the acquisition were approximately $245,000. In June and August 2000, an aggregate of 425,301 additional shares of our common stock were issued to the former shareholders of PaperFree based on the market price of the Company's common stock at certain measurement dates pursuant to share price guarantees included in the purchase agreement. As of December 31, 2000, all contingent consideration had been paid to the former PaperFree shareholders. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, liabilities and operating results of PaperFree have been included in the accompanying consolidated financial statements from March 24, 2000.

     An independent valuation of PaperFree net assets was performed to assist in the allocation of the purchase price. Approximately $5,800,000 of the purchase price was allocated to marketable software products and is

                           NEW ERA OF NETWORKS, INC.

being amortized over three years. Goodwill of $32,875,000 is being amortized on a straight-line basis over seven years. PaperFree's other assets were valued at $4,558,000 and its liabilities assumed totaled $3,366,000. After finalization of the purchase price allocation in the fourth quarter of 2000, a deferred tax liability and corresponding increase to goodwill of $4,824,000 was recorded as the value assigned to the software and other intangibles is not amortizable for tax purposes. An additional $850,000 tax liability and corresponding increase to goodwill was also recorded for historic PaperFree tax obligations paid by the Company prior to December 31, 2000.

  Software-Engineering, Computing and Consulting GmbH

     In April 2000, the Company acquired all of the outstanding capital stock of Software-Engineering, Computing and Consulting GmbH ("Secco"), a German corporation. Secco is a provider of enterprise application integration and e-Business professional services in Germany.

     The aggregate consideration paid by the Company was approximately $15,000,000, of which $12,000,000 was paid in cash and approximately $3,000,000 was paid through the issuance of 86,925 shares of the Company's common stock. The fees and expenses related to the acquisition were approximately $445,000. In August 2000, 13,000 additional shares of the Company's common stock were issued and approximately $182,000 in cash was paid to the former shareholders of Secco based on the market price of the stock at a certain measurement date subsequent to closing. As of December 31, 2000, all contingent consideration had been paid to the former Secco shareholders. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, liabilities and operating results of Secco have been included in the accompanying consolidated financial statements from April 1, 2000.

     The purchase price was allocated to goodwill in the amount of $15,233,000 and is being amortized on a straight-line basis over seven years. Secco's other assets were valued at $2,276,000 and its liabilities assumed totaled $2,043,000. In addition, $650,000 was added to deferred tax liabilities and goodwill upon finalization of the Secco purchase price allocation.

  Pro Forma Results

     The following unaudited tabulations present the pro forma effect of the PaperFree and Secco business combinations on the Company's results of operations for the years ended December 31, 2000 and 1999, as if the transactions occurred on January 1 of each year presented. Adjustments are reflected for additional amortization of intangibles and a pro forma reduction to interest income for the cash portion of the purchase prices.

                                            FOR THE YEAR ENDED DECEMBER 31, 2000
                                  --------------------------------------------------------
                                                  HISTORICAL
                                                  UNAUDITED
                                                  RESULTS OF     PRO FORMA
                                  AS REPORTED    ACQUISITIONS   ADJUSTMENTS    PRO FORMA
                                  ------------   ------------   -----------   ------------
Revenues........................  $188,348,266    $3,725,978    $        --   $192,074,244
Loss from operations............  $(64,375,821)   $ (112,039)   $(1,724,619)  $(66,212,479)
Net loss........................  $(60,870,326)   $ (107,782)   $(2,217,085)  $(63,195,193)
Net loss per share, basic and
  diluted.......................  $      (1.71)                               $      (1.76)
Historical and pro forma
  weighted average shares of
  common stock outstanding,
  basic and diluted.............    35,691,295                                  35,985,863

                           NEW ERA OF NETWORKS, INC.

                                           FOR THE YEAR ENDED DECEMBER 31, 1999
                                 --------------------------------------------------------
                                                 HISTORICAL
                                                 UNAUDITED
                                                 RESULTS OF     PRO FORMA
                                 AS REPORTED    ACQUISITIONS   ADJUSTMENTS    PRO FORMA
                                 ------------   ------------   -----------   ------------
Revenues.......................  $126,224,152   $14,945,746    $        --   $141,169,898
Income (loss) from
  operations...................  $(71,426,085)  $ 1,179,945    $(7,380,265)  $(77,626,405)
Net income (loss)..............  $(46,312,358)  $ 3,509,332    $(9,467,220)  $(52,270,246)
Net income (loss) per share,
  basic and diluted............  $      (1.44)                               $      (1.58)
Historical and pro forma
  weighted average shares of
  common stock outstanding,
  basic and diluted............    32,247,552                                  33,038,529

  Microscript, Inc.

     In June 1999, the Company acquired all of the outstanding capital stock of Microscript, Inc. ("Microscript"), a Massachusetts corporation. Microscript is a supplier of application integration software on the Windows NT platform.

     The aggregate consideration paid by the Company was approximately $33,085,000, of which $8,741,000 was paid in cash and approximately $19,000,000 was paid through the issuance of 423,700 shares of the Company's common stock. The Company also issued stock options valued at approximately $5,000,000 and exercisable for 110,428 shares of the Company's common stock in exchange for all outstanding Microscript stock options. The fees and expenses related to the acquisition were approximately $345,000. An additional 22,255 shares of the Company's common stock valued at $467,000 were issued as additional purchase consideration upon the completion of the Microscript audited financial statements for the year ended December 31, 1998. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, liabilities and operating results of Microscript have been included in the accompanying consolidated financial statements from June 28, 1999.

     An independent valuation of Microscript's net assets was performed to assist in the allocation of the purchase price. Approximately $5,800,000 of the purchase price was assigned to marketable software products and is being amortized over three years. Other intangibles of $16,373,000 and goodwill of $9,911,000 are being amortized on a straight-line basis over seven years. Microscript's other assets were valued at $3,462,000 and its liabilities assumed totaled $1,994,000. Upon the finalization of the purchase price allocation in the third quarter of 1999, we recorded a deferred tax liability and corresponding increase to goodwill of $8,538,000 as the value assigned to the software products and other intangibles is not amortizable for tax purposes.

     In July 1999, in response to a post-closing decline in the market price of the Company's common stock, the Company paid the former equityholders of Microscript additional cash of $16,600,000 to more closely reflect the value agreed upon in the original purchase negotiations. This adjustment to the purchase consideration was reflected in the Company's financial statements for the third quarter of 1999 as a one-time charge to operations.

  Convoy Corporation

     In June 1999, the Company acquired all of the outstanding capital stock of Convoy Corporation, a Delaware corporation ("Convoy"). Convoy is a worldwide provider of application integration software for PeopleSoft applications.

     The aggregate consideration paid by the Company was $42,809,000. At closing the Company issued 807,115 shares of its common stock valued at $36,267,000. The Company also issued 105,333 stock options, valued at approximately $4,733,000 and exercisable for shares of the Company's common stock in exchange for

                           NEW ERA OF NETWORKS, INC.

all outstanding Convoy stock options and warrants. Fees and expenses related to the acquisition were approximately $1,809,000. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, liabilities and operating results of Convoy have been included in the accompanying consolidated financial statements from June 1, 1999.

     An independent valuation of Convoy's net assets was performed to assist in the allocation of the purchase price. A portion of the purchase price was assigned to marketable software products ($8,500,000), which is being amortized over three years. Other intangibles ($5,344,000) and goodwill ($30,559,000) acquired are being amortized on a straight-line basis over seven years. Convoy's other assets were valued at approximately $2,129,000 and its liabilities assumed totaled approximately $3,723,000. Upon the finalization of the purchase price allocation in the third quarter of 1999, a deferred tax liability and corresponding increase to goodwill of $5,330,000 was recorded as the value assigned to the software products and other intangibles is not amortizable for tax purposes.

     In August 1999, in response to a post-closing decline in the market price of the Company's common stock, the Company agreed with the former equityholders of Convoy to provide additional consideration to more closely reflect the value agreed upon in the original purchase negotiations. Accordingly, 618,225 shares of the Company's common stock were issued to the prior Convoy equityholders. This adjustment to the purchase consideration was reflected in the Company's financial statements for the third quarter of 1999 as a one-time charge to operations of approximately $8,269,000.

  SLI International AG

     In May 1999, the Company acquired all of the outstanding capital stock of SLI International AG, a Swiss corporation ("SLI"), a worldwide provider of SAP R/3 software implementation, training support and other related change-management services. The aggregate consideration paid by the Company was $22,700,000, of which $16,500,000 was paid in cash and $5,500,000 was paid with 138,452 shares of the Company's common stock. Fees and expenses related to this transaction were approximately $700,000. An additional 75,519 shares of the Company's common stock valued at $3,000,000 were issued to the shareholders of SLI during the third quarter of 2000 upon the achievement of certain performance targets. These shares were recorded as additional purchase price. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, liabilities and operating results have been included in the Company's consolidated financial statements from May 1, 1999.

     An independent valuation of SLI's net assets was performed to assist in the allocation of the purchase price. A portion of the purchase price was allocated to other intangibles ($9,360,000) and goodwill ($12,296,000) and is being amortized on a straight-line basis over a seven-year period. Upon finalization of the purchase price allocation in the third quarter of 1999, a deferred tax liability and corresponding increase to goodwill of $2,031,000 was recorded as the value assigned to other intangibles is not amortizable for tax purposes. An additional $3,000,000 of goodwill was recorded for the earn-out shares issued in 2000. SLI's other assets were valued at approximately $4,813,000 and its liabilities assumed totaled approximately $3,769,000.

  VIE Systems, Inc.

     In April 1999, the Company acquired all of the outstanding capital stock of VIE Systems, Inc., a Delaware corporation ("VIE"), a provider of EAI software with a strong presence in travel, transportation, financial services, and retail markets. Assets acquired by the Company included VIE's products, including its Copernicus EAI product and formatter patent. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, liabilities and operating results have been included in the Company's consolidated financial statements from April 1, 1999.

                           NEW ERA OF NETWORKS, INC.

     The aggregate consideration paid by the Company was $12,000,000 in cash and $50,000 of fees and expenses related to this transaction. In addition, up to $3,000,000 of contingent cash consideration may be paid to the shareholders of VIE upon the achievement of certain performance targets. This contingent consideration arrangement expires on April 5, 2002, the third anniversary of the closing. Payments will be made to the respective VIE shareholders to the extent these performance targets are met, beginning in the fourth quarter of 1999 and continuing every six months until the second quarter of 2002. Contingent consideration of $19,000 was earned in 1999 and added to goodwill related to this acquisition.

     The portion of the purchase price in excess of the fair value of the net tangible assets of VIE was allocated to goodwill ($11,949,000) and is being amortized on a straight-line basis over a five-year period. VIE's other assets were valued at approximately $670,000 and its liabilities assumed totaled approximately $569,000.

  D&M (Asia) Ltd. and Database & Management (S) Pte. Ltd.

     In February 1999, the Company acquired all of the outstanding capital stock of D&M (Asia) Ltd., a Hong Kong corporation and Database & Management (S) Pte. Ltd., a Singapore corporation (collectively "D&M"). D&M provides professional integration services to customers in the Pacific Rim.

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

     During the year ended December 31, 2000, the business activities of D&M had significantly dissipated and only a few of the professional staff personnel acquired remained employed by the Company. Consequently, the intangibles acquired were deemed to be impaired and were written off during the fourth quarter of the year ended December 31, 2000 (see Note 2).

  Century Analysis Incorporated

     In September 1998, the Company acquired all of the outstanding capital stock of Century Analysis Inc., a California corporation ("CAI"), by means of a Share Acquisition Agreement by and among CAI, the shareholders of CAI and the Company.

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

     An independent valuation of CAI's net assets was performed to assist in the allocation of the purchase price. Approximately $13,857,000 of the purchase price represented the intangible value of in-process research and

                           NEW ERA OF NETWORKS, INC.

development projects that had not yet reached technological feasibility. The related technology had no alternative future use and required substantial additional development by the Company. This amount was charged to operations in the quarter ended September 30, 1998. Approximately $5,814,000 and $44,930,000 of the purchase price was assigned to marketable software products and goodwill, which are being amortized on a straight-line basis over five- and ten-year periods, respectively. CAI's other assets were valued at approximately $6,800,000 and its liabilities assumed totaled approximately $12,500,000.

  MSB Consultants Limited

     In June 1998, the Company acquired all of the outstanding capital stock of MSB Consultants Limited ("MSB"), a corporation organized under the laws of the United Kingdom, by means of a Share Purchase Agreement by and among the shareholders of MSB and the Company.

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

     An independent valuation of MSB's net assets was performed to assist in the allocation of the purchase price. Approximately $3,740,000 of the purchase price represented the intangible value of in-process research and development projects that had not yet reached technological feasibility. The related technology had no alternative future use and required substantial additional development by the Company. This amount was charged to operations in the quarter ended June 30, 1998. Approximately $770,000 and $3,698,000 (as adjusted) of the purchase price was assigned to marketable software products and goodwill for amortization on a straight-line basis over three- and seven-year periods, respectively. The remaining unamortized balance of the software was written off in the quarter ended December 31, 2000. MSB's other assets were valued at $963,000 and its liabilities assumed totaled $996,000.

                           NEW ERA OF NETWORKS, INC.

(4) CASH, CASH EQUIVALENTS AND INVESTMENTS IN MARKETABLE SECURITIES

     A summary of cash, cash equivalents and amortized cost of investments in marketable securities and their approximate fair values is as follows:

                                       AMORTIZED    UNREALIZED   UNREALIZED    FAIR MARKET
                                         COST         GAINS       (LOSSES)        VALUE
                                      -----------   ----------   -----------   -----------
December 31, 2000:
Cash................................  $12,460,400    $     --    $        --   $12,460,400
Commercial paper....................    1,000,000          --             --     1,000,000
Certificates of deposit.............    4,061,646         189             --     4,061,835
U.S. Treasury obligations...........    3,750,042      18,803         (4,248)    3,764,597
U.S. government agencies............      467,674      22,241             --       489,915
Corporate bonds.....................   37,842,455     115,825     (1,540,060)   36,418,220
                                      -----------    --------    -----------   -----------
                                      $59,582,217    $157,058    $(1,544,308)  $58,194,967
                                      ===========    ========    ===========   ===========
December 31, 1999:
Cash................................  $19,807,875    $     --    $        --   $19,807,875
Commercial paper....................   36,659,990      11,490             --    36,671,480
U.S. Treasury obligations...........    2,745,030          --        (36,934)    2,708,096
U.S. government agencies............    5,000,000          --        (66,750)    4,933,250
Corporate bonds.....................   31,367,948          --       (673,669)   30,694,279
                                      -----------    --------    -----------   -----------
                                      $95,580,843    $ 11,490    $  (777,353)  $94,814,980
                                      ===========    ========    ===========   ===========

     See Note 2 for discussion of the Company's consideration of "other than temporary" declines in market value of available-for-sale securities.

     At December 31, 2000 and 1999, cash, cash equivalents and investments in marketable securities are summarized as follows:

                                                                2000          1999
                                                             -----------   -----------
Cash and cash equivalents..................................  $12,521,383   $49,796,989
Short-term investments in marketable securities............   28,114,872     7,682,786
Long-term investments in marketable securities.............   10,558,712    37,335,205
Restricted long-term cash and investments..................    7,000,000            --
                                                             -----------   -----------
                                                             $58,194,967   $94,814,980
                                                             ===========   ===========

     Short-term investments in marketable securities include all investments that will mature within one year of the balance sheet date.

(5) INVESTMENTS IN NONMARKETABLE SECURITIES

     During 2000, the Company invested $8.9 million in equity securities of five companies with technologies or products that are complementary to those of the Company. As described in Note 10, these investee companies also purchased software from the Company for their internal use or for resale, as well as software support and other professional services. The investee companies are in early stages of development and are focused on various e-Business applications and solutions. These arrangements are a part of the Company's strategy to broaden the scope and uses of its products and to access additional vertical markets and customers. The early-stage nature of the investees may also create opportunities for the Company to benefit from future appreciation in the value of its investments; however, there can be no assurance the Company will realize any gains from these investments or that subsequent impairments in the values of these securities will not occur.

                           NEW ERA OF NETWORKS, INC.

     No public market existed for any securities of these investees at the time of the Company's investment or commitment to invest, nor is there any assurance that a public market will ever exist. Consequently, these investments will be accounted for under the cost method because the Company's ownership interests are less than 20% and it does not have the ability to exercise significant influence over their operations. The Company's initial cost is equal to the estimated fair value of the securities at the time of purchase, as evidenced by concurrent independent third-party investments in such companies. The Company intends to closely monitor the success of these investees in executing their business plans. Future impairments, if any, will be recognized as they become apparent and the carrying amount of these securities will be adjusted to fair value at the end of each period. If and when any of these investments become publicly traded and meet the criteria for "available-for-sale" securities pursuant to SFAS 115, they will be accounted for accordingly. Otherwise, future appreciation will be recognized only upon sale or other disposition of the securities. As of December 31, 2000, based on the Company's evaluations of the status of each investee, no impairments to these investments were recognized and, accordingly, these investments were carried at their original cost basis and included as part of other assets, net in the accompanying balance sheet.

(6) RESTRUCTURING CHARGES

     During the fourth quarter of 2000, the Company's management approved restructuring plans that included additional initiatives to consolidate duplicate facilities, change to geographically focused business units and place nonproducing product lines into a maintenance-only mode. Management expects the restructuring effort to be finalized during the second quarter of 2001.

     Accrued restructuring charges for the 2000 restructuring effort include $3,523,000 representing the cost of involuntary employee separation benefits related to approximately 130 employees worldwide. Employee separation benefits include severance, medical and other benefits. Employee terminations were made in the majority of business functions, job classes and geographies, with the majority of reductions in North America and the United Kingdom. The 2000 restructuring plans also include estimated costs of $1,543,000 associated with the closure and consolidation of office space, principally in North America and the United Kingdom.

     In July 1999, the Company's management and board of directors approved restructuring plans that included initiatives to integrate the operations of the recently acquired companies, consolidate duplicate facilities, and reduce overhead. Total restructuring costs of.$7,450,000 were recorded in the third quarter of 1999 related to these initiatives. Restructuring efforts related to staff terminations has been completed. The remaining accrual relates to future benefits payable to terminated employees. Facilities related restructuring efforts, which are dependent on our ability to sublet a corporate office remains outstanding as of December 31, 2000. This facility has been vacated by the Company and monthly rental payments are being charged to the 1999 restructuring reserve.

     The 1999 restructuring charges included $3,301,000 of involuntary employee termination benefits related to approximately 150 employees worldwide. Employee separation benefits included severance, medical, other benefits and related employment taxes. Employee separations affected the majority of business functions, job classes and geographies, with a majority of the reductions in North America and Europe. The restructuring plan

                           NEW ERA OF NETWORKS, INC.

also included costs totaling $4,149,000 associated with the closure and consolidation of office space, principally in North America and Europe.

                                                             TOTAL                                     TOTAL
                                   1999                    ACCRUED AT        2000                    ACCRUED AT
                               RESTRUCTURING     1999     DECEMBER 31,   RESTRUCTURING     2000     DECEMBER 31,
                                  CHARGES      PAYMENTS       1999          CHARGES      PAYMENTS       2000
                               -------------   --------   ------------   -------------   --------   ------------
                                                            (AMOUNTS IN THOUSANDS)
2000 Restructuring:
  Employee separations.......     $   --       $    --       $   --         $3,523       $  (643)      $2,880
  Facility closure costs.....         --            --           --          1,543            --        1,543
1999 Restructuring:
  Employee separations.......      3,301        (2,641)         660           (218)         (303)         139
  Facility closure costs.....      4,149        (1,521)       2,628             --        (1,757)         871
                                  ------       -------       ------         ------       -------       ------
          Total accrued
            restructuring
            costs............     $7,450       $ 4,162       $3,288         $4,848       $(2,703)      $5,433
                                  ======       =======       ======         ======       =======       ======

(7) INCOME TAX PROVISION (BENEFIT)

     The provision (benefit) for income taxes is comprised of the following for the years ended December 31, 2000, 1999 and 1998:

                                                   2000           1999          1998
                                               ------------   ------------   -----------
Current --
  Federal....................................  $         --   $         --   $ 2,958,100
  State......................................       599,147        500,000       697,300
  Foreign....................................       192,000         69,300        59,000
                                               ------------   ------------   -----------
          Total current provision............       791,147        569,300     3,714,400
Deferred --
  Federal....................................   (11,931,980)   (11,054,242)   (4,763,900)
  State......................................    (1,940,320)    (1,797,438)     (874,000)
  Foreign....................................    (2,595,969)    (1,699,000)           --
Increase (decrease) in valuation allowance...    16,468,269     (4,000,000)      645,100
                                               ------------   ------------   -----------
          Total deferred benefit.............            --    (18,550,680)   (4,992,800)
                                               ------------   ------------   -----------
          Total income tax provision
            (benefit)........................  $    791,147   $(17,981,380)  $(1,278,400)
                                               ============   ============   ===========

                           NEW ERA OF NETWORKS, INC.

     The components of the Company's deferred tax assets and liabilities are as follows:

                            DECEMBER 31,    PURCHASE     STOCK-BASED        2000       DECEMBER 31,
                                1999       ACCOUNTING    COMPENSATION    PROVISION         2000
                            ------------   -----------   ------------   ------------   ------------
Deferred tax assets:
  Allowance for bad
     debts................  $    725,100   $             $              $  2,640,100   $  3,365,200
  Restructuring accrual...            --                                   2,353,900      2,353,900
  Accrued vacation........       285,965                                     288,900        574,865
  Tax credits
     carryforward.........     2,689,600                                   1,619,800      4,309,400
  Net operating loss:
     Ordinary
       carryforward.......    12,003,600                                   4,429,369     16,432,969
     Stock-based
       compensation
       carryforward.......     9,182,000                   8,787,700                     17,969,700
  Loss carryforwards
     acquired.............     2,695,000     1,801,100                                    4,496,100
  Purchased intangibles...     6,300,200                                     741,300      7,041,500
  Depreciation............            --                                     573,600        573,600
  Other...................       207,900                                    (207,900)            --
                            ------------   -----------   -----------    ------------   ------------
          Total deferred
            tax assets....    34,089,365     1,801,100     8,787,700      12,439,069     57,117,234
                            ------------   -----------   -----------    ------------   ------------
Deferred tax liabilities:
  Depreciation............      (158,000)                                    158,000             --
  Developed software......      (385,000)                                      4,200       (380,800)
  Other...................            --                                    (291,100)      (291,100)
  Purchased intangibles...   (13,968,600)   (5,474,343)                    4,158,100    (15,284,843)
                            ------------   -----------   -----------    ------------   ------------
Total deferred tax
  liabilities.............   (14,511,600)   (5,474,343)           --       4,029,200    (15,956,743)
                            ------------   -----------   -----------    ------------   ------------
Total net deferred tax
  assets..................    19,577,765    (3,673,243)    8,787,700      16,468,269     41,160,491
Valuation allowance.......   (11,877,000)   (1,801,100)   (8,787,700)    (16,468,269)   (38,934,069)
                            ------------   -----------   -----------    ------------   ------------
Deferred tax assets,
  net.....................  $  7,700,765   $(5,474,343)  $        --    $         --   $  2,226,422
                            ============   ===========   ===========    ============   ============

     Presented in the balance sheets as:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Net current deferred tax assets.............................  $       --   $       --
Net deferred tax assets, noncurrent.........................   2,226,422    7,700,765
                                                              ----------   ----------
Deferred tax assets, net of valuation allowance.............  $2,226,422   $7,700,765
                                                              ==========   ==========

     The increase in deferred tax assets during 2000 results primarily from operating losses, tax deductions arising from the exercise of stock options, a more rapid amortization of the intangible assets of CAI and VIE than is allowed for tax purposes, loss carryforwards acquired from Convoy and Microscript as reflected on final returns for those entities, restructuring and other accruals not expended at year end, and increased tax credit carryforwards. As described in Note 3, deferred tax liabilities were recognized during 2000 in purchase accounting for the lack of tax basis in intangibles acquired, other than goodwill.

     Changes in the valuation allowance are reflected in the table above. A portion of the valuation allowance at December 31, 2000, $4,496,100 relates to the acquired tax loss carryforwards of the businesses purchased. If

                           NEW ERA OF NETWORKS, INC.

these deferred tax assets are realized, the benefit will reduce goodwill arising from the Convoy and Microscript acquisitions rather than future income tax expense. A portion of the allowance, $17,969,700, relates to the stock-based compensation deductions recognizable upon exercise of the underlying employee stock options, which is included in our net operating loss carryforwards. If and when that portion of the valuation allowance is reversed, the benefit will be added to paid-in capital, rather than being shown as a reduction of future income tax expense. The remainder of the allowance, $16,468,269, relates to operating losses, credit carryforwards and other future tax benefits. Based on a judgmental assessment of available evidence and using a more likely than not standard, management does not believe these net deferred tax assets meet the criteria for expected realization at the present time. Management's judgment in this regard may change in the future. Future increases or decreases in the valuation allowance deemed necessary based on changed circumstances may have a significant affect on income tax provisions and reported results of future periods.

     As of December 31, 2000, the Company had net operating loss carryforwards totaling approximately $91.3 million, including the acquired loss carryforwards. These carryforwards expire beginning in 2010. The Company also has research and development tax credit carryforwards of approximately $4.3 million expiring beginning in 2010.

     The income tax benefit calculated using the federal statutory rate is different than the income tax benefit for financial reporting purposes as follows:

                                                   2000           1999          1998
                                               ------------   ------------   -----------
Income tax benefit at the federal statutory
  rate.......................................  $(21,027,713)  $(22,502,808)  $(3,324,252)
State income tax benefit, net of federal tax
  effect.....................................      (871,285)      (843,335)     (116,575)
Foreign tax benefit at lower effective
  rate.......................................       495,240      1,831,085        59,000
Nondeductible expenses, including intangibles
  charged-off, but not amortizable for
  foreign tax purposes.......................     7,580,540     10,079,314     1,713,919
Increase in tax credit carryforwards.........    (1,619,800)    (1,521,000)     (624,830)
Change in valuation allowance................    16,468,269     (4,000,000)      645,100
Other........................................      (234,104)    (1,024,636)      369,238
                                               ------------   ------------   -----------
          Net benefit (provision) for income
            taxes............................  $    791,147   $(17,981,380)  $(1,278,400)
                                               ============   ============   ===========

     Loss before income taxes reflected in the accompanying consolidated statements of operations is attributable to domestic and foreign sources as follows:

                                                   2000           1999          1998
                                               ------------   ------------   -----------
United States................................  $(41,817,930)  $(54,331,534)  $(5,572,682)
Foreign......................................  $(18,225,611)  $ (9,887,957)   (4,148,575)
Other........................................      (266,163)      (102,396)      (13,152)
Eliminations.................................       (35,638)       (74,247)      (42,803)
                                               ------------   ------------   -----------
          Consolidated.......................  $(60,079,179)  $(64,293,738)  $(9,777,212)
                                               ============   ============   ===========

(8) STOCKHOLDERS' EQUITY

  Public Offerings

     In June 1997, the Company completed its initial public offering ("IPO") and issued 6,348,000 shares of its common stock to the public at a price of $6.00 per share. The Company received approximately $34,226,000 of cash, net of underwriting discounts, commissions and other offering costs.

                           NEW ERA OF NETWORKS, INC.

     In May 1998, the Company sold 4,757,000 shares of its common stock to the public at a price of $11.38 per share, which resulted in net proceeds to the Company of $50,595,000. In December 1998, the Company sold 4,780,000 shares of its common stock to the public at a price of $34.00 per share which resulted in net proceeds to the Company of $153,727,000.

  Change in Authorized Shares and Authorization of Treasury Share Transactions

     On June 15, 1999, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized shares of common stock from 45,000,000 to 200,000,000. The Certificate of Amendment was filed with the State of Delaware on August 11, 1999.

     In August 1999, the Company's board of directors authorized the repurchase of up to the lesser of 10% of NEON's outstanding shares of common stock or stock repurchase expenditures of $30,000,000. During 2000 and 1999, 258,130 and 20,000 shares, respectively, were repurchased by the Company at an average cost of $17.28 per share. Effective December 31, 2000, 130,568 shares were reissued from treasury stock to fulfill the Company's 401(k) match obligation.

  Stock Split

     On November 11, 1998, the Company's board of directors approved a two-for-one stock split, payable in the form of a stock dividend to stockholders of record as of November 23, 1998. All share and per share data in these financial statements have been retroactively adjusted to reflect this stock split.

  Stock Options

     The Company's 1995 Stock Option Plan (the "1995 Plan"), as amended, provides for the grant of options to purchase up to an aggregate of 7,066,666 shares of common stock to employees and nonemployees; of which 266,666 shares are available for grants to nonemployees and consultants. In May 1998, the Company's board of directors approved an amendment to the 1995 Plan to include a provision providing for automatic increases in the number of shares available for grant each fiscal year. Incentive stock options granted to employees have an exercise price equal to the fair market value of the underlying shares at the date of grant. The exercise price of nonstatutory options granted to employees and consultants is determined by the board of directors. The term of all options granted under the 1995 Plan may not exceed 10 years; options granted through 2000 have a term of five years. Options vest as determined by the Board, but generally vesting occurs as to one-sixth of the shares after one year, an additional one-third after two years and the remainder after three years from the date of grant. If employment is terminated for any reason, vested options must be exercised within 60 days of termination or they are automatically canceled.

     In 1998, the Company's board of directors approved the adoption of an additional option plan for its employees (the "1998 Plan") and reserved 2,575,000 shares for issuance under the plan. The 1998 Plan provides for the granting of nonstatutory stock options. The board of directors determines the term of each award, the exercise price and conditions under which the option becomes exercisable. The term of all options granted may not exceed 10 years; options granted through 2000 have a term of five years. Generally, vesting occurs as to one-fourth of the shares after one year, and an additional one forty-eighth of the shares vest each month for the following three years.

     As part of the acquisitions of Microscript, Convoy and CAI, all outstanding stock options of those companies were exchanged for options to purchase, in the aggregate, 251,178 shares of the Company's common stock.

                           NEW ERA OF NETWORKS, INC.

  Nonemployee Options

     During 1996, the Company granted, from the 1995 Plan, stock options to nonemployees for 35,158 shares at a weighted average exercise price of $3.01 per share (range of $1.13 to $7.32) and recognized expense of $72,917 related to these options based on the value of the services received. Options for 32,494 shares were exercised prior to December 31, 1998. During both 2000 and 1999, 888 options to purchase common stock were exercised at a weighted average exercise price of $4.78 and $2.25 per share, respectively. At December 31, 2000, 888 options were outstanding and exercisable at a weighted average exercise price of $5.63 per share. The accounting for these options is the same under APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("ABP 25") and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

  Director Plan

     The Company adopted an option plan (the "Director Plan") during 1997 for its nonemployee directors. The Director Plan provides for the automatic grant to each nonemployee director, on the day following each annual shareholder meeting, of an option to purchase 10,000 shares of the Company's common stock at an exercise price equal to the fair market value of the common stock on the date of grant. In addition, each new nonemployee director joining the board of directors will automatically be granted an option to purchase 32,332 shares of the Company's common stock at an exercise price equal to the fair market value at date of grant. The board of directors has reserved an aggregate of 400,000 shares for issuance under the Director Plan, of which 145,000 shares remain available for grant at December 31, 2000.

  Employee Stock Purchase Plan

     The Employee Stock Purchase Plan (the "Purchase Plan") permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's eligible compensation or, for the initial plan period (July 1, 1997 through January 31, 1998), 20% of eligible compensation, at a price equal to 85% of the lower of the fair market value of the common stock on the first or last day of the plan period. The Purchase Plan will terminate in ten years. The board of directors has reserved an aggregate of 1,233,332 shares of common stock for issuance under the Purchase Plan, and has approved a provision for an automatic increase in the number of shares available for grant each fiscal year. At December 31, 2000, 634,021 shares remain available under the Purchase Plan.

  Stock Option Bonus Program

     Effective July 1, 2000, the Company implemented a stock option bonus program to further encourage ownership of our stock by employees. Under this program, participating employees must make an irrevocable election at the beginning of a plan period (generally, each calendar quarter) to receive stock options in lieu of cash for either a fixed percentage or a specified dollar amount of commissions and/or bonuses they may earn for that period. The number of option shares awarded on the last day of each plan period is equal to four times the cash compensation foregone, divided by the period-end market price of our common stock. The employee's strike price is equal to 85% of the market price of our common stock on the last day of plan period. Specific named executive officers may receive options equal to five times the cash compensation foregone, divided by the period-end market price, but their strike price is equal to 100% of the period-end market price. The options are fully vested when awarded on the last day of each plan period. Stock-based compensation is recorded for the intrinsic value of the options awarded under the provisions of APB Opinion No. 25. For the quarter ended September 30, 2000, options to purchase 249,583 shares at $13.60 per share and 52,465 shares at $16.00 per share were awarded under this program, the aggregate intrinsic value of which was approximately $610,000. For the quarter ended December 31, 2000, options to purchase 141,737 shares at $5.00 per share were awarded, the aggregate intrinsic value of which was approximately $125,000.

                           NEW ERA OF NETWORKS, INC.

  401(k) Program

     In July 2000, the Company adopted an employer match in shares of the Company's common stock equal to 25% of each participant's calendar year 401(k) contributions. The number of shares is determined by the lower of the annual average daily closing market price of the Company's common stock or the closing market price at the end of the calendar year. The Company has recorded stock-based compensation at the end of each quarter equal to the greater of 25% of participants' voluntary contributions or the number of shares issuable, based on the year-to-date average market price, times the period end market price. A final accounting will be made as of December 31 of each year for that year's contribution. For the year ended December 31, 2000, the year-end market price of $5.875 per share was lower than the average price for the year. The Company's matching contribution of $767,612 was funded by the reissuance of 130,568 treasury shares to the 401(k) plan. The difference between the cost of the treasury shares and the amount of the contribution is reflected in the statement of stockholders' equity as a charge to accumulated deficit.

  Stock Option Repricing Program

     Effective December 7, 2000, the Company and its board of directors approved a plan to reprice employee options. All employees, except certain executive officers, were eligible to participate in the repricing program. All options surrendered for repricing were exchanged for an equivalent number of repriced options having a strike price equal to the greater of $7.00 or the closing share price on December 7, 2000. All vesting schedules remained unchanged, however, all repriced options are subject to a mandatory 90-day period expiring March 7, 2001 during which the options may not be exercised. These repriced options are now subject to variable accounting as prescribed by FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25" ("FIN 44"). Of the Company's 6,680,255 outstanding options at December 31, 2000, approximately 4.6 million shares were repriced and will be accounted for prospectively using the variable accounting treatment described below until the options are exercised, forfeited or expire.

     Variable accounting for these awards will require the Company to determine the intrinsic value (excess of market price over exercise price) of each option at each reporting date for recognition as stock-based compensation expense over the vesting period or periods of each option. The cumulative amount of compensation recognized will be adjusted at each period-end based on the change in the intrinsic value from the previous reporting date. Any compensation expense recognized with respect to unvested shares that are forfeited by terminated employees will be reversed at the date of forfeiture. This accounting is likely to create significant volatility in reported earnings because increases in the market price of the Company's common stock in excess of the exercise price will require significant compensation charges. However, any subsequent decreases in the market price will result in the reversal of some or all of the compensation expense previously recognized.

     At December 31, 2000, the market price of the Company's stock was less than the new strike price of $7.00. Consequently, these options had no intrinsic value and no compensation expense was required to be recognized.

  Statement of Financial Accounting Standards No. 123 ("SFAS 123")

     SFAS 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options and similar equity instruments. However, SFAS 123 allows the continued measurement of compensation costs for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided that pro forma disclosures are made of net income or loss and net income or loss per share, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25. Accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair

                           NEW ERA OF NETWORKS, INC.

values of all options granted during 2000, 1999 and 1998 using the Black-Scholes pricing model and the following weighted average assumptions:

                                                         2000        1999        1998
                                                       ---------   ---------   ---------
Risk-free interest rate..............................      5.79%       5.26%       5.10%
Expected lives.......................................  3.0 years   3.0 years   3.0 years
Expected volatility..................................     102.0%       78.0%       65.5%
Expected dividend yield..............................         0%          0%          0%

     During 1998 through 2000, a forfeiture rate of 15% was estimated on all option grants. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Actual volatility, under the Black-Scholes method, of the Company's common stock was used to calculate the 1998 through 2000 information. Fair value computations are highly sensitive to the volatility factor assumed in that the greater the volatility, the higher the computed fair value of options granted.

     SFAS 123 considers the repricing of options to be a modification of terms. The Black Scholes value of the option immediately before the modification is compared to the Black Scholes value immediately after the modification. The increase in fair value measures additional compensation expense that is recognized over the remaining vesting period, or immediately, to the extent the shares are vested at the date of modification.

     The total fair value of options granted or repriced was computed to be approximately $71,917,000, $62,018,000 and $17,206,000 for the years ended
December 31, 2000, 1999 and 1998, respectively. The amount for 2000 includes the fair value of canceled options that were repriced. These amounts are amortized ratably over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of estimated forfeitures, was $24,268,404, $14,535,227 and $4,208,404 for 2000, 1999 and 1998, respectively.

     If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and pro forma net loss per common share would have been reported as follows:

                                                       YEAR ENDED DECEMBER 31,
                                              ------------------------------------------
                                                  2000           1999           1998
                                              ------------   ------------   ------------
Net loss --
  As reported...............................  $(60,870,326)  $(46,312,358)  $ (8,498,812)
  Pro forma.................................  $(85,138,730)  $(60,847,585)  $(12,707,216)
Pro forma net loss per common share --
  As reported...............................  $      (1.71)  $      (1.44)  $      (0.38)
  Pro forma.................................  $      (2.39)  $      (1.89)  $      (0.57)

     Weighted average shares used to calculate pro forma net loss per share were determined as described in Note 2, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

                           NEW ERA OF NETWORKS, INC.

     A summary of the Company's option plans for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                        2000                    1999                    1998
                                ---------------------   ---------------------   --------------------
                                             WEIGHTED                WEIGHTED               WEIGHTED
                                             AVERAGE                 AVERAGE                AVERAGE
                                             EXERCISE                EXERCISE               EXERCISE
                                 OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS     PRICE
                                ----------   --------   ----------   --------   ---------   --------
Outstanding at beginning of
  year........................   6,594,364    $19.14     5,369,512    $ 7.40    4,204,050    $ 4.34
Granted.......................   8,105,824     15.47     3,411,561     30.66    2,327,781     13.39
Canceled......................  (6,592,889)    24.93      (803,390)    24.61     (314,057)     5.72
Exercised.....................  (1,427,044)     7.40    (1,383,319)     4.59     (848,262)     3.17
                                ----------    ------    ----------    ------    ---------    ------
Outstanding at end of year....   6,680,255    $10.99     6,594,364    $19.14    5,369,512    $ 7.40
                                ==========    ======    ==========    ======    =========    ======
Exercisable at end of year....   2,031,785               1,345,629                820,315
                                ==========              ==========              =========

     The options repriced in December 2000 are reflected in the above summary as options granted and options canceled.

     The weighted average exercise prices and weighted average fair values of options granted during 2000, 1999 and 1998 are as follows:

                                   2000                            1999                            1998
                       -----------------------------   -----------------------------   -----------------------------
                       NUMBER OF    FAIR    EXERCISE   NUMBER OF    FAIR    EXERCISE   NUMBER OF    FAIR    EXERCISE
                        OPTIONS    VALUE     PRICE      OPTIONS    VALUE     PRICE      OPTIONS    VALUE     PRICE
                       ---------   ------   --------   ---------   ------   --------   ---------   ------   --------
Exercise price less
  than market
  price..............    936,318   $12.63    $18.34      148,228   $39.78    $ 3.14      102,950   $12.69    $ 6.58
Exercise price equal
  to market price....  2,392,430   $20.40    $31.03    3,263,333   $17.20    $31.91    2,204,831   $ 7.11    $15.04
Exercise price
  greater than market
  price..............  4,777,076   $ 2.39    $ 7.23           --   $   --    $   --       20,000   $ 7.95    $19.53
                       ---------                       ---------                       ---------
                       8,105,824                       3,411,561                       2,327,781
                       =========                       =========                       =========

     The following table summarizes information about the employee stock options outstanding and exercisable at December 31, 2000:

                                         OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                              -----------------------------------------   -----------------------
                                NUMBER OF        WEIGHTED
                                 OPTIONS          AVERAGE      WEIGHTED      NUMBER      WEIGHTED
                              OUTSTANDING AT     REMAINING     AVERAGE    EXERCISABLE    AVERAGE
                               DECEMBER 31,     CONTRACTUAL    EXERCISE   DECEMBER 31,   EXERCISE
RANGE OF EXERCISE PRICES           2000        LIFE IN YEARS    PRICE         2000        PRICE
------------------------      --------------   -------------   --------   ------------   --------
$ 0.86- 1.13................          985           5.1         $ 1.01           780      $ 1.03
$ 2.07- 2.14................          404           7.7         $ 2.08           376      $ 2.08
$ 3.13- 4.50................      244,996           1.2         $ 4.04       237,281      $ 4.06
$ 4.75- 7.06................    5,134,136           5.5         $ 6.87     1,474,243      $ 6.70
$ 7.25- 9.50................       32,269           3.5         $ 8.07        20,502      $ 7.98
$11.61-17.38................      339,012           3.9         $13.73       140,793      $13.91
$17.75-26.19................      326,187           5.1         $20.57        66,300      $19.06
$27.58-41.00................      464,671           3.8         $39.36        84,067      $39.61
$41.94-62.50................      130,513           3.8         $51.79         6,553      $54.05
$62.94-90.13................        7,082           3.6         $67.76           890      $64.81
                                ---------           ---         ------     ---------      ------
                                6,680,255           5.1         $10.99     2,031,785      $ 8.85
                                =========           ===         ======     =========      ======

                           NEW ERA OF NETWORKS, INC.

(9) RELATED PARTY TRANSACTIONS

     The Company has leased two buildings and a parking structure in Englewood, Colorado from Greenwood Plaza Partners, LLP ("GPP") for use as our principal corporate headquarters and at December 31, 2000, had subleased all unused excess capacity. GPP is principally owned by the Company's Chief Executive Officer and Chairman of the Board.

     Through April 2000, the Company had funded approximately $25.4 million toward a short-term loan to GPP for construction of the leased facilities. In May 2000, GPP obtained interim (five-year) financing from a third-party lender and repaid the loan from us in full. Terms of the interim financing require that the Company maintain a balance of cash or investments with the lender. At December 31, 2000, the restricted cash balance was $7.0 million. The restricted cash represents one source of collateral to the lender in recognition that the Company has a long-term master lease for the entire facility.

     The Company leased and occupied completed portions of the facilities from August 1999 through April 2000. The lease for the entire completed facility commenced May 1, 2000. The facilities include approximately 200,000 rentable square feet of space and 720 parking spaces in the garage. Rent paid to GPP for year ended December 31, 2000 was approximately $3.7 million. Sublease income of approximately $1.0 million for the year ended December 31, 2000 has been netted against rent expense in the accompanying financial statements. The Company is also responsible for all taxes, insurance, utilities, repairs and maintenance of the facilities during the lease term. The initial term is ten years from May 1, 2000, and is renewable at the Company's option for two successive five-year periods at then prevailing market rental rates.

     A company owned by the Company's Chairman and Chief Executive Officer and relatives provides air transportation service for the Company. Total expenses incurred during the years 2000, 1999 and 1998 for services rendered by this related party was approximately $655,000, $354,000 and $309,000, respectively.

     On August 1, 1996, the Company entered into an employment agreement whereby the Company issued a revolving line of credit to an employee. Under this agreement, the employee may borrow up to $170,000, interest accrues at the prime interest rate, and borrowings are secured by the employee's stock options in the Company. The agreement matures on January 1, 2008, and interest is payable on a quarterly basis. Amounts outstanding under this agreement at January 1, 1999 will be payable in equal monthly installments through the maturity date. The amount outstanding under this agreement at December 31, 2000 and 1999 was approximately $58,000 and $138,000, respectively.

(10) CONCURRENT AND RECIPROCAL TRANSACTIONS

     During 2000, the Company established several strategic relationships through private equity investments and other transactions described below.

     As indicated in Note 5, during the third quarter of 2000, concurrent with the Company's commitment to invest in the private equity offerings of five early-stage e-Business companies, the investees purchased from the Company software, support and professional services. These transactions resulted in the recognition of software license revenues of approximately $4.6 million in the third quarter, and deferred revenues for related maintenance and services of approximately $1.3 million at September 30, 2000, of which approximately $151,000 was recognized during the quarter ended December 31, 2000. The aggregate cost of the equity investments made by the Company was $8.9 million. No additional equity investments were made during the quarter ended December 31, 2000.

     Third quarter transactions also included Company sales of software and support to three other software and service vendors with a concurrent purchase of software and/or services from those vendors. License revenues recognized during the third quarter with respect to those transactions was approximately $5.4 million, and related deferred revenues were approximately $800,000, of which approximately $164,000 was recognized during the

                           NEW ERA OF NETWORKS, INC.

quarter ended December 31, 2000. Assets acquired by the Company included rights to embed technology of other vendors in products developed by the Company ($1.9 million), rights to sell software products of another vendor ($2.6 million), support services ($730,000), and prepaid professional services ($1.5 million).

     Other transactions that occurred throughout the year ended December 31, 2000, and which may also be considered reciprocal arrangements, included Company purchases of software and support for its internal financial and administrative system needs (approximately $4.4 million), purchases of rights to embed technology of other vendors in integrated products developed by the Company ($2.0 million), and rights to resell products of another vendor ($1.3 million). License revenues recognized from sales to these vendors during the year ended December 31, 2000 totaled approximately $5.2 million, and related deferred revenues were approximately $700,000, of which $350,000 was recognized prior to year end.

     License revenue recognized by the Company in the fourth quarter of 2000 on concurrent transactions was approximately $750,000.

     The above transactions effectively include nonmonetary sales of the Company's software and services in exchange for equity securities of the investees and for software and services of other vendors. The Company believes that APB Opinion No. 29, "Accounting for Nonmonetary Transactions" ("APB 29"), as interpreted by EITF Issues 86-29 and 00-08, requires the Company to account for each of the transactions described above at fair value. With respect to the Company's license agreements, all other revenue recognition criteria were satisfied with respect to the amount of license revenue recognized.

     The fair values of equity securities purchased by the Company were based on concurrent or recent purchases of substantially similar securities of the investees by independent third parties. The values of the Company's software license arrangements were based on similar monetary transactions with other customers. Prepaid professional services to be provided to the Company are valued at the same rates charged to the Company for prior arrangements with the vendor. For each of the other nonmonetary transactions described above, monetary consideration was at least 25% of the total fair value of the transaction.

(11) COMMITMENTS AND CONTINGENCIES

  Royalty Obligations

     In May 1998, with the roll-out of the jointly-developed MQIntegrator and MQSeries Integrator products, the Company began paying royalties to IBM for sales of these products made by the Company's direct sales force through the OEM arrangement. In 1999 and 1998, a significant portion of cost of software licenses were attributable to this royalty obligation. Beginning in 2000, the Company sells the MQSeries Integrator products solely through a different arrangement under which it acts as an agent and the Company recognizes as revenue only its share of transaction proceeds.

     In 1998, the Company began accruing royalties to JP Morgan for the sales of Business Event Manager. The Company's obligation under this arrangement is subject to a cumulative maximum of $3,750,000. However, as the Company has de-emphasized sales of this product, it is not anticipated to produce material royalty obligations in the future. For the years ended December 31, 2000 and 1999, the Company incurred approximately zero and $138,000, respectively, toward this cumulative maximum.

     The Company also has several arrangements that give the Company the right to sublicense software products of other vendors, either embedded in integrated products developed by the Company, or in connection with sales of the Company's products and services as a value added reseller. Compensation to these third-party vendors may be in the form of fixed payments made in advance and amortized over the term of the specific rights, the purchase by the Company of specific products held for resale, or ongoing royalties due these vendors as the related products are sold.

                           NEW ERA OF NETWORKS, INC.

  Operating Leases

     The Company leases its administrative offices, research facilities and certain equipment under noncancelable operating lease agreements. Rent expense under these leases for the years ended December 31, 2000, 1999 and 1998 was approximately $9,347,000, $6,111,000 and $2,494,000, respectively. The following is a schedule of future minimum lease payments as of December 31:

2001...................................................   $ 8,244,000
2002...................................................     7,103,000
2003...................................................     6,810,000
2004...................................................     6,311,000
2005...................................................     6,216,000
Thereafter.............................................    26,147,000
                                                          -----------
                                                          $60,831,000
                                                          ===========

  Severance Agreements

     In September 2000, the board of directors approved a Change of Control Severance Agreement plan to assure the continued dedication and objectivity of key executive employees in the event of a change of control of the Company. The agreements with 13 Company executives generally provide for contingent severance payments and other benefits if, within 18 months following a change of control, the executive's employment is terminated involuntarily, other than for cause, or voluntarily for good reason. Good reason would include a material reduction in the executive's duties, title, authority or responsibilities. Benefits due would include cash compensation equal to 100% (200% for five of the executives) of the executive's highest annual compensation reported on Form W-2 (including bonuses and stock-based compensation) during the preceding three-year period, immediate vesting of all unvested stock options or restricted stock held, and continuation at the Company's expense of health and other employee insurance programs for up to 12 months. The maximum cash compensation that could be required under these arrangements is estimated to be approximately $15 million.

  Other Commitments

     In September 2000, the Company entered into a reseller agreement with an on-line eLearning company to resell their technical training titles to end users. As part of this arrangement, the Company is committed to pay approximately $1.5 million for internal use of training titles. This amount is payable in quarterly installments beginning December 2000, with the final payment due September 2003.

  Known Claims

     Significant litigation in which the Company is a defendant is described in
Note 15. As of the date of these financial statements, liabilities that may arise from the ultimate resolution of these matters, if any, were not reasonably estimable. Consequently, no provision for loss has been made in the accompanying financial statements with respect to these matters.

                           NEW ERA OF NETWORKS, INC.

(12) SEGMENT INFORMATION AND CUSTOMER CONCENTRATIONS

     The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance of the segments of an enterprise. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products and serves different markets.

     The Company classifies its business activities into three operating segments: The Americas, Europe and Asia Pacific, and Corporate and Other. Information regarding the Company's operations in these three operating segments are set forth below. For consolidated results, the accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. There are no significant intersegment sales or transfers between the segments for the periods presented.

                                                2000                                         1999                        1998
                             ------------------------------------------   ------------------------------------------   --------
                                         EUROPE                                       EUROPE
                               THE      AND ASIA   CORPORATE                THE      AND ASIA   CORPORATE                THE
                             AMERICAS   PACIFIC    AND OTHER    TOTAL     AMERICAS   PACIFIC    AND OTHER    TOTAL     AMERICAS
                             --------   --------   ---------   --------   --------   --------   ---------   --------   --------
                                                                   (AMOUNTS IN THOUSANDS)
Total revenues.............  $94,011    $51,640    $  42,697   $188,348   $71,876    $43,137    $  11,211   $126,224   $43,603
Total cost of revenues.....   18,425     20,374       16,282     55,081    16,870     16,456        6,975     40,301     7,077
                             -------    -------    ---------   --------   -------    -------    ---------   --------   -------
Gross profit...............   75,586     31,266       26,415    133,267    55,006     26,681        4,236     85,923    36,526
Selling and marketing......   45,215     22,230       22,310     89,755    25,810     16,464       12,588     54,862    11,765
Research and development...       --         --       42,505     42,505        --         --       34,873     34,873        --
General and
  administrative...........       --         --       16,942     16,942        --         --       15,620     15,620        --
                             -------    -------    ---------   --------   -------    -------    ---------   --------   -------
Operating profit (loss)
  before
  acquisition-related,
  restructuring and
  stock-based compensation
  charges..................   30,371      9,036      (55,342)   (15,935)   29,196     10,217      (58,845)   (19,432)   24,761
Restructuring charges......       --                   4,848      4,848        --         --        7,450      7,450        --
Stock-based compensation...       --         --        2,342      2,342        --         --           --         --        --
Asset impairment charges...       --         --        4,954      4,954        --         --           --         --        --
Acquisition-related
  charges..................       --         --       36,297     36,297        --         --       44,543     44,543        --
                             -------    -------    ---------   --------   -------    -------    ---------   --------   -------
Operating profit (loss)....   30,371      9,036     (103,783)   (64,376)   29,196     10,217     (110,838)   (71,425)   24,761
Other income and expense,
  net......................       --         --        4,297      4,297        --         --        7,132      7,132        --
                             -------    -------    ---------   --------   -------    -------    ---------   --------   -------
Net income (loss) before
  tax......................   30,371      9,036      (99,486)   (60,079)   29,196     10,217     (103,706)   (64,293)   24,761
Tax (benefit) provision....       --         --          791        791        --         --      (17,981)   (17,981)       --
                             -------    -------    ---------   --------   -------    -------    ---------   --------   -------
Net income (loss) after
  tax......................  $30,371    $ 9,036    $(100,277)  $(60,870)  $29,196    $10,217    $ (85,725)  $(46,312)  $24,761
                             =======    =======    =========   ========   =======    =======    =========   ========   =======

                                          1998
                             ------------------------------
                              EUROPE    CORPORATE
                             AND ASIA      AND
                             PACIFIC      OTHER      TOTAL
                             --------   ---------   -------
                                 (AMOUNTS IN THOUSANDS)
Total revenues.............  $18,351    $  3,860    $65,814
Total cost of revenues.....    3,488       4,043     14,607
                             -------    --------    -------
Gross profit...............   14,863        (183)    51,207
Selling and marketing......    5,976       4,200     21,942
Research and development...       --      15,839     15,839
General and
  administrative...........       --       6,571      6,571
                             -------    --------    -------
Operating profit (loss)
  before
  acquisition-related,
  restructuring and
  stock-based compensation
  charges..................    8,877     (26,793)     6,855
Restructuring charges......       --          --         --
Stock-based compensation...       --          --         --
Asset impairment charges...       --          --         --
Acquisition-related
  charges..................       --      19,376     19,376
                             -------    --------    -------
Operating profit (loss)....    8,887     (46,169)   (12,521)
Other income and expense,
  net......................       --       2,744      2,744
                             -------    --------    -------
Net income (loss) before
  tax......................    8,887     (43,425)    (9,777)
Tax (benefit) provision....       --      (1,278)    (1,278)
                             -------    --------    -------
Net income (loss) after
  tax......................  $ 8,887    $(42,147)   $(8,499)
                             =======    ========    =======

     During 2000, no end user customer contributed more than 10% of total revenues, however, one partner contributed 17% of total revenues. The Company's revenues from major partners and customers who represented more than 10% of total revenues in any of the last three years in the period ended December 31, 2000 are as follows:

                                                              2000   1999   1998
                                                              ----   ----   ----
Company A...................................................   17%    8%      8%
Company B...................................................   --     7%     10%

                           NEW ERA OF NETWORKS, INC.

(13) ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS, PREPAID EXPENSES AND OTHER, INTANGIBLES, NET, OTHER ASSETS, NET, ACCRUED LIABILITIES AND OTHER INCOME, NET

     Activity in the allowance for uncollectible accounts for the years ended December 31, 2000, 1999 and 1998 was as follows:

                                          BALANCE,    CHARGED TO   WRITE-OFFS,   BALANCE,
                                          BEGINNING   COSTS AND      NET OF       END OF
                                           OF YEAR     EXPENSES    RECOVERIES      YEAR
                                          ---------   ----------   -----------   ---------
1998....................................    300,000      620,030      120,030      800,000
1999....................................    800,000    2,837,506    1,752,506    1,885,000
2000....................................  1,885,000   13,477,000    6,621,000    8,741,000

     Prepaid expenses and other consist of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              -----------   ----------
Prepaid expenses and support................................  $ 6,537,688   $3,159,741
Third-party software held for resale........................    4,722,471    1,508,600
Contract bid deposit........................................    1,000,000           --
Deposits....................................................      410,379      290,357
Other.......................................................      943,980    1,172,496
                                                              -----------   ----------
                                                              $13,614,518   $6,131,194
                                                              ===========   ==========

     Intangibles, net consists of the following:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2000           1999
                                                           ------------   ------------
Goodwill, net............................................  $173,222,165   $149,107,721
Purchased software products, net.........................    15,742,128     17,519,986
Purchased rights to software technology, net.............     6,726,867      3,755,247
Trademarks and other.....................................       193,168        182,868
                                                           ------------   ------------
                                                           $195,884,328   $170,565,822
                                                           ============   ============

     Other assets, net consists of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              -----------   ----------
Notes and accrued interest receivable.......................  $   174,058   $  142,051
Deposits....................................................    1,671,662      822,550
Equity investments..........................................       11,786      351,786
Cost investments............................................    8,900,000           --
Other, net..................................................          470        5,967
                                                              -----------   ----------
                                                              $10,757,976   $1,382,354
                                                              ===========   ==========

                           NEW ERA OF NETWORKS, INC.

     Accrued liabilities consist of the following:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2000          1999
                                                             -----------   -----------
Accrued payroll and payroll related expenses...............  $10,963,532   $10,854,576
Accrued restructuring charges..............................    5,432,768     3,288,582
Accrued royalties..........................................      872,439       379,012
Accrued business combination and deferred offering costs...           --       446,250
Accrued sales, use, VAT and other taxes....................    3,566,688     1,399,624
Accrued contractor costs...................................           --       879,237
Other......................................................    3,851,304     1,864,694
                                                             -----------   -----------
                                                             $24,686,731   $19,111,975
                                                             ===========   ===========

     Other income, net consists of the following:

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2000         1999         1998
                                                   ----------   ----------   ----------
Interest income..................................  $3,771,518   $6,837,314   $2,893,124
Related party interest income (Note 9)...........     878,195      683,732           --
Interest expense.................................     (12,983)     (62,173)     (46,675)
Foreign exchange gains and (losses), net and
  other..........................................    (340,088)    (326,526)    (102,703)
                                                   ----------   ----------   ----------
                                                   $4,296,642   $7,132,347   $2,743,746
                                                   ==========   ==========   ==========

                           NEW ERA OF NETWORKS, INC.

(14) SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following tables present unaudited quarterly consolidated statement of operations data for each quarter in the two years ended December 31, 2000. This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such information. Management believes quarter-to-quarter comparisons of our financial results should not be relied upon as an indication of future performance, and operating results may fluctuate from quarter to quarter in the future.

                                                              THREE MONTHS ENDED
                                           --------------------------------------------------------
                                           DECEMBER 31,   SEPTEMBER 30,    JUNE 30,      MARCH 31,
                                               2000           2000           2000          2000
                                           ------------   -------------   -----------   -----------
                                                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
  Revenues:
     Software licenses...................  $    19,932     $    32,299    $    28,359   $    24,074
     Software maintenance................        4,774           6,040          5,585         5,264
     Professional services...............       15,454          16,839         16,974        12,754
                                           -----------     -----------    -----------   -----------
          Total revenues.................       40,160          55,178         50,918        42,092
                                           -----------     -----------    -----------   -----------
  Cost of revenues:
     Cost of software licenses...........        1,626             550            530           555
     Cost of professional services and
       maintenance.......................       14,714          13,601         13,436        10,069
                                           -----------     -----------    -----------   -----------
          Total cost of revenues.........       16,340          14,151         13,966        10,624
                                           -----------     -----------    -----------   -----------
     Gross profit........................       23,820          41,027         36,952        31,468
  Operating expenses:
     Sales and marketing.................       30,454          22,404         19,420        17,477
     Research and development............       11,212          10,915         11,011         9,367
     General and administrative..........        4,672           4,188          4,111         3,971
     Asset impairment charges............        4,954              --             --            --
     Restructuring costs.................        4,848              --             --            --
     Stock-based compensation and related
       payroll taxes.....................          462           1,268             51           561
     Amortization of intangibles and
       other acquisition-related
       charges...........................        9,945           9,413          9,499         7,440
                                           -----------     -----------    -----------   -----------
          Total operating expenses.......       66,547          48,188         44,092        38,816
                                           -----------     -----------    -----------   -----------
Loss from operations.....................      (42,727)         (7,161)        (7,140)       (7,348)
Other income, net........................          652             985          1,019         1,640
                                           -----------     -----------    -----------   -----------
          Net loss before income taxes...      (42,075)         (6,176)        (6,121)       (5,708)
Income tax provision.....................          186             200            204           200
                                           -----------     -----------    -----------   -----------
          Net loss.......................  $   (42,261)    $    (6,376)   $    (6,325)  $    (5,908)
                                           ===========     ===========    ===========   ===========
          Net loss per share, basic and
            diluted......................  $     (1.16)    $     (0.18)   $     (0.18)  $     (0.17)
                                           ===========     ===========    ===========   ===========
          Weighted average shares of
            common stock outstanding,
            basic and diluted............   36,345,478      36,093,032     35,614,364    34,691,960
                                           ===========     ===========    ===========   ===========

                           NEW ERA OF NETWORKS, INC.

     In addition to the asset impairment charges and restructuring charges shown in the above summary, the Company recorded a significant adjustment to sales and marketing expenses of approximately $9.9 million in the quarter ended December 31, 2000, to provide for uncollectible receivables.

                                                              THREE MONTHS ENDED
                                           --------------------------------------------------------
                                           DECEMBER 31,   SEPTEMBER 30,    JUNE 30,      MARCH 31,
                                               1999           1999           1999          1999
                                           ------------   -------------   -----------   -----------
                                                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
  Revenues:
     Software licenses...................  $    20,905     $    12,428    $     8,866   $    17,366
     Software maintenance................        5,301           4,077          3,702         3,097
     Professional services...............       12,400          15,361         13,573         9,148
                                           -----------     -----------    -----------   -----------
          Total revenues.................       38,606          31,866         26,141        29,611
                                           -----------     -----------    -----------   -----------
  Cost of revenues:
     Cost of software licenses...........          489             509            261           146
     Cost of professional services and
       maintenance.......................       10,648          11,730         10,320         6,198
                                           -----------     -----------    -----------   -----------
          Total cost of revenues.........       11,137          12,239         10,581         6,344
                                           -----------     -----------    -----------   -----------
     Gross profit........................       27,469          19,627         15,560        23,267
  Operating expenses:
     Sales and marketing.................       15,538          16,078         13,421         9,825
     Research and development............        9,259           9,404          9,322         6,888
     General and administrative..........        4,041           4,623          3,890         3,066
     Restructuring costs.................           --           7,445             --            --
     Amortization of intangibles and
       other acquisition-related
       charges...........................        7,187          32,309          3,352         1,700
                                           -----------     -----------    -----------   -----------
          Total operating expenses.......       36,025          69,859         29,985        21,479
                                           -----------     -----------    -----------   -----------
Income (loss) from operations............       (8,556)        (50,232)       (14,425)        1,788
Other income, net........................        1,452           1,736          1,760         2,184
                                           -----------     -----------    -----------   -----------
          Net income (loss) before income
            taxes........................       (7,104)        (48,496)       (12,665)        3,972
Income tax (benefit) provision...........       (1,967)        (13,560)        (3,844)        1,390
                                           -----------     -----------    -----------   -----------
          Net income (loss)..............  $    (5,137)    $   (34,936)   $    (8,821)  $     2,582
                                           ===========     ===========    ===========   ===========
          Net income (loss) per share,
            basic........................  $     (0.15)    $     (1.06)   $     (0.28)  $      0.08
                                           ===========     ===========    ===========   ===========
          Weighted average shares of
            common stock outstanding,
            basic........................   33,861,328      33,008,293     31,488,578    30,632,010
                                           ===========     ===========    ===========   ===========
          Net income (loss) per share,
            diluted......................  $     (0.15)    $     (1.06)   $     (0.28)  $      0.08
                                           ===========     ===========    ===========   ===========
          Weighted average shares of
            common stock outstanding,
            diluted......................   33,861,328      33,008,293     31,488,578    34,421,437
                                           ===========     ===========    ===========   ===========

                           NEW ERA OF NETWORKS, INC.

(15) LITIGATION

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

     In January 2001 the Company was named as a defendant in a number of class action lawsuits alleging violation of the federal securities laws. Certain executive officers of the Company also are named as defendants. Most of the complaints in these lawsuits assert claims on behalf of purchasers of the Company's securities between October and December 2000. The complaints allege that the Company and the other defendants made material misrepresentations and omissions regarding the Company's business and prospects, causing harm to purchasers of the Company's securities. The complaints do not specify the amount of damages sought. These cases are in the early stages and the Company has not yet formally responded to the complaints. The Company believes this class action lawsuit is without merit. The Company intends to deny all material allegations and to defend itself vigorously. An adverse judgment or settlement in this lawsuit could have a material adverse effect on the Company's financial condition or results of operations. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Share Purchase Agreement dated June 12, 1998 by and among
                            Registrant, MSB Consultants Limited and the shareholders
                            of MSB (which is incorporated herein by reference to
                            Exhibit 2 to the Registrant's Current Report on Form 8-K
                            filed June 26, 1998).
          2.2            -- Share Acquisition Agreement dated September 30, 1998 by and among Registrant and the shareholders of Century
                            Analysis Incorporated (which is incorporated herein by
                            reference to Exhibit 2.1 to the Registrant's Current
                            Report on Form 8-K filed October 14, 1998).
          3.1            -- Amended and Restated Certificate of Incorporation, as
                            amended through May 21, 1997 (which is incorporated
                            herein by reference to Exhibit 3.4 to the Registrant's
                            Registration Statement on Form S-1, Registration No.
                            333-20189 ("Registrant's 1997 S-1")).
          3.2            -- Amended and Restated Bylaws of Registrant, as amended
                            through February 2, 1998 (which is incorporated herein by
                            reference to Exhibit 3.2 to the Registrant's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1997).
          3.3            -- Certificate of Determination of Rights, Preferences and
                            Privileges of Series A Preferred Stock (included in
                            Exhibit 4.1).
          4.1            -- Form of Registrant's Common Stock Certificate (which is incorporated herein by reference to Exhibit 4.1 to the
                            Registrant's 1997 S-1).
          4.2            -- Preferred Shares Right Agreement, dated as of August 5,
                            1998 between the Registrant and Bank Boston N.A.,
                            including the Certificate of Designator, the Form of
                            Rights Certificate and the Summary of Rights attached
                            thereto as Exhibits A, B and C, respectively (which is
                            incorporated herein by reference to Exhibit 1 to the
                            Registrant's Registration Statement on Form 8-K/A
                            Amendment No. 1 filed August 17, 1998).
          4.3            -- Amendment No. 1 to Preferred Shares Rights Agreement,
                            dated as of February 20, 2001 between the Registrant and
                            American Stock Transfer & Trust Company.
         10.1*           -- Form of Indemnification Agreement entered into by
                            Registrant with each of its directors and executive
                            officers (which is incorporated herein by reference to
                            Exhibit 10.1 to the Registrant's 1997 S-1).
         10.2*           -- 1995 Stock Option Plan, (amended and restated as of
                            January 3, 1997) and related agreements (which is
                            incorporated herein by reference to Exhibit 10.2 to the
                            Registrant's 1997 S-1).
         10.3*           -- 1997 Director Option Plan and related agreements (which is incorporated herein by reference to Exhibit 10.3 to
                            the Registrant's 1997 S-1).
         10.4*           -- 1997 Employee Stock Purchase Plan and related agreements
                            (which is incorporated herein by reference to Exhibit
                            10.4 to the Registrant's 1997 S-1).
         10.5*           -- 1998 Nonstatutory Stock Option Plan and related
                            agreements (which is incorporated herein by reference to
                            Exhibit 10.5 to the Registrant's 1998 10-K).
         10.6            -- Warrant to Purchase Stock issued to Silicon Valley Bank dated April 12, 1996 (which is incorporated herein by
                            reference to Exhibit 10.5 to the Registrant's 1997 S-1).
         10.7            -- Registration Rights Agreement between the Registrant and certain parties named therein dated May 9, 1995 (which is
                            incorporated herein by reference to Exhibit 10.9 to the
                            Registrant's 1997 S-1).
         10.8            -- Amendment No. 1 to Registration Rights Agreement between the Registrant and certain parties named therein dated
                            September 20, 1995 (which is incorporated herein by
                            reference to Exhibit 10.10 to the Registrant's 1997 S-1).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.9            -- Amendment No. 2 to Registration Rights Agreement between the Registrant and certain parties named therein dated
                            June 3, 1996 (which is incorporated herein by reference
                            to Exhibit 10.11 to the Registrant's 1997 S-1).
         10.10           -- Standard Commercial Lease between Greenwood Plaza
                            Partners, LLC and the Registrant dated July 22, 1999
                            (which is incorporated herein by reference to Exhibit
                            10.10 to the Registrant's Annual Report on Form 10-K for
                            1999 dated March 29, 2000).
         10.11           -- First Amendment to Standard Commercial Lease between
                            Greenwood Plaza Partners, LLC and the Registrant with
                            ancillary agreements dated May 2000 (which is
                            incorporated herein by reference to Exhibit 10.11 to the
                            Registrant's Quarterly Report on Form 10-Q dated August
                            14, 2000).
         10.12           -- Agreement and Plan of Reorganization by and among Sybase,
                            Inc., Neel Acquisition Corp. and the Registrant dated
                            February 20, 2001 (which is incorporated herein by
                            reference to Exhibit 2.1 of the Registrant's Report on
                            Form 8-K dated February 28, 2001).
         10.13           -- Form of Change of Control Severance Agreement as entered into between the Registrant and each of George F. (Rick)
                            Adam, Jr., Patrick J. Fortune, Stephen E. Webb and
                            Frederick T. Horn.
         10.14*          -- Amended Change of Control Severence Agreement between
                            George F. (Rick) Adam, Jr. and the Registrant dated
                            February 16, 2001.
         10.15*          -- Amended Change of Control Severence Agreement between
                            Patrick J. Fortune and the Registrant dated February 16,
                            2001.
         10.16*          -- Amended Change of Control Severance Agreement between
                            Stephen E. Webb and the Registrant dated February 16,
                            2001.
         10.17*          -- Amended Change of Control Severance Agreement between
                            Frederick T. Horn and the Registrant dated February 16,
                            2001.
         10.18*          -- Change of Control Severance Agreement Dr. Franz Koepper
                            and the Registrant dated January 30, 2001.
         10.19*          -- Employment Agreement between Dr. Franz Koepper and SLI
                            Consulting AG dated January 1, 1998.
         10.20*          -- Amendment 2000/2001 to the Employment Agreement between
                            Dr. Franz Koepper and SLI Consulting AG dated December
                            24, 2000.
         23.1            -- Consent of Arthur Andersen LLP.
         24.1            -- Power of Attorney (which is included on page 41 herein).

---------------

* Indicates management compensatory plan, contract or arrangement.