Form 10-K405/A
period 2000-12-31
NEW ERA OF NETWORKS INC
filed 2001-03-30
CIK 1028339

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-22043


                            NEW ERA OF NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                            84-1234845
   (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 28, 2001, there were 36,839,240 shares of the Registrant's common stock outstanding and the aggregate market value of such shares held by nonaffiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on February 28, 2001) was approximately $243,147,401. Shares of the Registrant's common stock held by each executive officer and director of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.


                                TABLE OF CONTENTS



                                    PART III

EXPLANATORY NOTE................................................................   2

ITEM 10       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................   3

ITEM 11       EXECUTIVE COMPENSATION............................................   4

ITEM 12       BENEFICIAL OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..   9

ITEM 13       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................  10


                                    PART III

                                EXPLANATORY NOTE


     On February 20, 2001, New Era of Networks, Inc., a Delaware corporation ("NEON," the "Registrant" or the "Company") entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with Sybase, Inc., a Delaware corporation, and Neel Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Sybase (the "Purchaser"), pursuant to which the Purchaser has commenced an offer to exchange each outstanding share of common stock, par value $0.0001 per share, of NEON (the "Shares"), including the associated rights issued pursuant to the Preferred Shares Rights Agreement, dated as of August 5, 1998, as amended, for 0.3878 of a share of Sybase common stock (the "Exchange Ratio"), par value $0.001 per share, upon the terms and subject to the conditions set forth in the prospectus contained in the registration statement on Form S-4 filed by Sybase with the Securities and Exchange Commission on March 15, 2001 (the "Prospectus"), and in the related Letter of Transmittal (the "Letter of Transmittal," which, together with the Prospectus, as each may be amended or supplemented from time to time, collectively constitute the "Offer").

     The Reorganization Agreement provides that, among other things, as soon as practicable following the satisfaction or waiver of the conditions set forth in the Reorganization Agreement, the Purchaser will be merged with and into NEON (the "Merger"). At the effective time of the Merger, such Shares outstanding immediately prior to the effective time of the Merger (other than Shares held by Sybase, the Purchaser or NEON or, if applicable, by stockholders who perfect appraisal rights under Delaware law) will be converted into the right to receive a fraction of a share of Sybase common stock equal to the Exchange Ratio. As a result of the Offer and the Merger, NEON will become a wholly owned subsidiary of Sybase.

     Due to the execution of the Reorganization Agreement and the commencement of the Offer, the Company has decided to postpone indefinitely its annual meeting of stockholders previously scheduled to occur on May 15, 2001. Effective upon the acceptance for purchase by the Purchaser of at least a majority of the Shares on a fully diluted basis, Sybase will be entitled to designate the number of directors, rounded up to the next whole number, on the NEON board of directors (the "Board") that equals the product of (i) the total number of directors on the Board (giving effect to the election of any additional directors pursuant to this provision) and (ii) the percentage that the number of Shares owned by Sybase or the Purchaser (including Shares accepted for purchase) bears to the total number of Shares outstanding (the "Sybase Designees"), and NEON will take all action reasonably necessary to cause the Sybase Designees to be elected or appointed to the Board, including, without limitation, increasing the number of directors, or seeking and accepting resignations of incumbent directors, or both, provided that, prior to the effective time of the Merger, the Board will always have at least two members who were directors of NEON prior to consummation of the Offer.

     Sybase has informed NEON that it will choose the Sybase Designees to the Board from the directors and executive officers of Sybase and the Purchaser listed in Schedule I to the Prospectus.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS OF THE REGISTRANT

    The Board is divided into three approximately equal classes, having three-year terms that expire in successive years.

    The following list sets forth the name and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years, of each director of NEON. Unless otherwise indicated, each such person is a citizen of the United States and the business address of such person is c/o New Era of Networks, Inc., One Greenwood Plaza, 6550 Greenwood Plaza Boulevard, Englewood, Colorado 80111.

    George F. (Rick) Adam, Jr., 54. Mr. Adam has served as Chairman of the Board, Chief Executive Officer and a director of NEON since its founding in June 1993. From 1987 to 1993, Mr. Adam was a General Partner of Goldman, Sachs & Co. and served as the Chief Information Technology Officer. From 1980 to 1987, Mr. Adam was Chief Information Officer and Vice President of Personnel for Baxter Healthcare Corporation. Mr. Adam holds a B.S. degree from the U.S. Military Academy, West Point, New York.

    Patrick J. Fortune, 53. Dr. Fortune has served as President and Chief Operating Officer of NEON since April 1999 and a director since February 1998. From October 1995 to April 1999, he served as Vice President, Information Technology, and Chief Information Officer for Monsanto Company. From September 1994 to September 1995, Dr. Fortune served as President and Chief Operating Officer of Coram Healthcare Corporation in Colorado. From December 1991 to August 1994, Dr. Fortune was Vice President, Information Management, at Bristol-Myers Squibb. He currently serves as a director of Parexel International Corporation. Dr. Fortune holds a B.A. degree from the University of Wisconsin, an M.B.A. degree from Northwestern University and a Ph.D. in physical chemistry from the University of Wisconsin.

    Melvyn E. Bergstein, 58. Mr. Bergstein has served as a director of NEON since August 1999. Mr. Bergstein co-founded Diamond Technology Partners, Inc. in January 1994 and serves as its Chairman and Chief Executive Officer. Prior to co-founding Diamond Technology Partners, Inc., Mr. Bergstein held several senior executive positions with Technology Solutions Company from 1991 to 1993. Prior to that time, Mr. Bergstein held several senior positions with other consulting firms, including 21 years in various positions with Arthur Andersen & Co.'s consulting division (now Accenture). Mr. Bergstein holds a B.S. degree in Economics from The Wharton School of the University of Pennsylvania and is a Certified Public Accountant.

    Mark L. Gordon, 50. Mr. Gordon has served as a director of NEON since its inception in June 1993. Since 1979, Mr. Gordon has been a partner in the law firm of Gordon & Glickson PC, directing the firm's information communications and technology practice. He currently serves as a director of DiamondCluster International, Inc. Mr. Gordon holds a B.A. degree from the University of Michigan and a J.D. degree from the Northwestern University School of Law.

     Joseph E. Kasputys, 64. Mr. Kasputys has served as a director of NEON since July 1998. Since September 2000, Mr. Kasputys has served as Chairman of Thomson Financial, a provider of e-information services and work solutions to the financial community. Prior to joining Thomson, Mr. Kasputys served as Chairman, President and Chief Executive Officer of Primark Corporation. He currently serves as a director of Lifeline Systems and Primark Corporation. Mr. Kasputys holds a B.A. degree from Brooklyn College and masters and doctorate degrees in business administration from the Harvard Graduate School of Business, where he was a Baker Scholar and a Warren G. Harding Aerospace Fellow.

     Steven Lazarus, 69. Mr. Lazarus has served as a director of NEON since April 1995. Since 1986, Mr. Lazarus has served as a senior principal of various venture capital funds associated with ARCH Ventures, including President and Chief Executive Officer of ARCH Development Corporation and Managing Director of ARCH Venture Partners. From 1986 to 1994, Mr. Lazarus served as the Associate Dean of the Graduate School of Business of the University of Chicago. He currently serves as a director of Amgen and First Consulting Group. Mr. Lazarus holds a B.A. degree from Dartmouth College and an M.B.A. degree from the Harvard Graduate School of Business.

     Robert I. Theis, 39. Mr. Theis has served as a director of NEON since July 2000. Mr. Theis has served as a general partner of Doll Capital Management, a venture capital firm, since July 2000, prior to which he served as Executive Vice President and Chief Marketing Officer of NEON from October 1996. Prior to joining NEON, Mr. Theis served as Managing Director of the Worldwide Financial Services Industry Group of Sun Microsystems, Inc. from April 1986 to October 1996. Prior to joining Sun Microsystems, Mr. Theis served as the workstation program manager for Silicon Graphics. Mr. Theis holds a B.S. degree from the University of Pittsburgh, Pennsylvania.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning executive officers of NEON called for by Item 401 of Regulation S-K has been furnished in a separate item captioned "Executive Officers of the Registrant" and is included in Part I of NEON's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 which was filed on March 5, 2001.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act ("Section 16(a)") requires NEON's officers and directors, and persons who own more than ten percent of a registered class of NEON's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC and the NASD. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish NEON with copies of all such forms that they file.

     Based solely on a review of the copies of such forms received by NEON, or written representations from certain reporting persons that no Forms 5 were required for such persons, NEON believes that during 2000 all Section 16(a) filing requirements applicable to its officers, directors and ten-percent stockholders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

     The following table sets forth certain information concerning total compensation received by the Chief Executive Officer and each of the four most highly compensated executive officers of NEON during the last fiscal year (the "Named Officers") for services rendered to NEON in all capacities during the last three fiscal years.

                                                                                               LONG-TERM
                                                                                          COMPENSATION AWARDS
                                                                                     ----------------------------
                                                           ANNUAL COMPENSATION        RESTRICTED      SECURITIES
                                              FISCAL   ---------------------------      STOCK         UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION                    YEAR    SALARY($)         BONUS($)     AWARD($)(1)     OPTIONS(#)    COMPENSATION($)
---------------------------                   ------   ----------       ----------   ------------     -----------   ---------------
George F. (Rick) Adam, Jr .................    2000    $  400,000               --            --           30,000    $    5,200(2)
  Chairman of the Board and                    1999       308,333       $  113,750            --               --            --
  Chief Executive Officer                      1998       205,000               --            --           20,000            --
Patrick J. Fortune(3) .....................    2000    $  344,375       $   50,000    $  843,450(4)        45,000            --
  President and Chief Operating Officer        1999       225,000               --       295,000(4)       410,000            --
Stephen E. Webb ...........................    2000    $  221,743       $   30,000            --           34,998            --
  Senior Vice President and Chief              1999       200,000           33,000            --           22,000            --
  Financial Officer                            1998       157,500            4,000            --           20,000            --
Frederick T. Horn .........................    2000    $  264,146       $   30,000    $  562,300(5)        98,333            --
  Executive Vice President of                  1999       204,375           32,000            --           25,001            --
  Operations                                   1998       148,334            4,000            --           40,000            --
Franz Koepper(6) ..........................    2000    $  394,807(7)            --            --           35,000            --
  President of NEON Europe                     1999       181,357       $   15,113            --               --            --

----------

(1) Represents the dollar value of Shares awarded, calculated by multiplying the market value on the date of grant by the number of Shares awarded. Dividends on restricted stock will be paid when, as and if declared on the Shares by the Board; no dividends have been paid on the Shares to date.

(2)  Life insurance premiums.

(3)  Dr. Fortune's employment with NEON commenced in April 1999.

(4) Dr. Fortune purchased 20,000 Shares in August 1999 and 30,000 Shares in September 2000 at a nominal price pursuant to restricted stock awards. The Shares purchased in August 1999 vest in three equal installments, first on April 1, 2000 and then annually thereafter. The Shares purchased in September 2000 vest in four equal installments on the first four anniversary dates of the award. At the end of fiscal 2000, Dr. Fortune's aggregate restricted stockholdings of 70,000 Shares had a value of $293,750 based on the then-current market value of $5.875 per Share, without giving effect to the diminution of value attributable to the restrictions on such stock.

(5) Mr. Horn purchased 20,000 Shares in September 2000 at a nominal price pursuant to a restricted stock award. The Shares vest in four equal installments on the first four anniversary dates of the award. At the end of fiscal 2000, Mr. Horn's aggregate restricted stockholdings of 20,000 Shares had a value of $117,500 based on the then-current market value of $5.875 per Share, without giving effect to the diminution of value attributable to the restrictions on such stock.

(6) Dr. Koepper's employment with NEON commenced in April 1999. Dr. Koepper's compensation was paid in Swiss francs and has been converted to U.S. dollars for purposes of this table based on average exchange rates during the respective compensation periods.

(7)  Includes $68,146 of commissions.

Option Grants in Last Fiscal Year

     The following table sets forth, as to the Named Officers, information concerning stock options granted during the year ended December 31, 2000.

                                                                                                       POTENTIAL REALIZABLE
                                                         INDIVIDUAL GRANTS                               VALUE AT ASSUMED
                                      --------------------------------------------------------                ANNUAL
                                       NUMBER OF       PERCENT OF                                      RATES OF STOCK PRICE
                                      SECURITIES      TOTAL OPTIONS                                      APPRECIATION FOR
                                      UNDERLYING       GRANTED TO                                         OPTION TERM(4)
                                        OPTIONS       EMPLOYEES IN    EXERCISE      EXPIRATION     -------------------------
NAME                                  GRANTED(1)     FISCAL YEAR(2)     PRICE         DATE(3)          5%             10%
----                                  ----------     --------------   --------      ----------     ----------     ----------
George F. (Rick) Adam, Jr.....         22,000             0.3%        $ 49.50          1/2/05       $  300,871     $  664,845
                                        8,000             0.1           54.45          1/2/05          120,348        265,938
Patrick J. Fortune............         20,000             0.2%        $ 49.50          1/2/05       $  273,519     $  604,405
                                       25,000             0.3           19.81         5/22/05          136,828        302,355
Stephen E. Webb...............          9,998             0.1%        $ 49.50          1/2/05       $  136,732     $  302,142
                                       25,000             0.3           19.81         5/22/05          136,828        302,355
Frederick T. Horn.............         20,000             0.2%        $ 49.50          1/2/05       $  273,519     $  604,405
                                       25,000             0.3           27.58         4/18/05          190,496        420,947
                                       53,333             0.7           25.00         8/16/05          368,373        814,008
Franz Koepper.................         10,000(5)          0.1%        $  7.00(5)       1/2/05(5)    $   19,340     $   42,736
                                       25,000(6)          0.3            7.00(6)      5/22/05(6)        48,349        106,839

----------

(1) The options in this table are either incentive stock options granted under the NEON 1995 Stock Option Plan or non-qualified stock options granted under the NEON 1998 Nonstatutory Stock Option Plan. All of the options have exercise prices at least equal to the fair market value of the Shares on the date of grant and vest as follows: 25% on the first anniversary of the grant date; 1/48 each month thereafter for 36 months. The Board may reprice options under the terms of the option plans.

(2) NEON granted options to purchase an aggregate of 7,992,605 Shares to employees in 2000, including repriced options to purchase 4,650,128 Shares.

(3) Options may terminate before their expiration upon the termination of the optionee's status as an employee or consultant, the optionee's death or an acquisition of NEON.

(4) Potential realizable value assumes that the stock price increases from the exercise price at the date of grant until the end of the option term (five years) at the annual rate specified (5% and 10%). Annual compounding results in total appreciation of approximately 28% (at 5% per year) and 61% (at 10% per year). If the price of NEON's Shares were to increase at such rates from the price at 2000 fiscal year end ($5.875 per share) over the next five years, the resulting stock price at 5% and 10% appreciation would be $7.50 and $9.46, respectively. The assumed annual rates of appreciation are specified in SEC rules and do not represent NEON's estimate or projection of future stock price growth. NEON does not necessarily agree that this method can properly determine the value of an option.

(5) This option was originally granted on January 3, 2000 and was repriced from $49.50 to $7.00 on December 7, 2000. All other terms of the option remained unchanged.

(6) This option was originally granted on May 23, 2000 and was repriced from $19.81 to $7.00 on December 7, 2000. All other terms of the option remained unchanged.

OPTION EXERCISES AND HOLDINGS

     The following table sets forth, as to the Named Officers, certain information concerning stock options exercised during 2000 and the number of Shares subject to both exercisable and unexercisable stock options as of December 31, 2000. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of the Shares as of December 31, 2000.

                                                                         NUMBER OF SECURITIES
                                                                        UNDERLYING UNEXERCISED              VALUE OF UNEXERCISED
                                                                           OPTIONS AT FISCAL              IN-THE-MONEY OPTIONS AT
                                      SHARES                                  YEAR END(#)                  FISCAL YEAR END($)(1)
                                   ACQUIRED ON         VALUE         -----------------------------     -----------------------------
NAME                               EXERCISE(#)      REALIZED($)      EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----                               ------------     ------------     ------------    -------------     ------------    -------------
George F. (Rick) Adam, Jr ....           14,333     $    315,269           17,667           40,000               --               --
Patrick J. Fortune ...........           14,444     $    538,302           79,583          389,861               --               --
Stephen E. Webb ..............           55,604     $  2,748,561           53,793           59,332     $     21,714               --
Frederick T. Horn ............           24,375     $  1,068,883           72,044          134,479     $     84,239               --
Franz Koepper ................               --               --               --           35,000               --               --

----------

(1) Market value of underlying securities based on the closing price of the Shares on December 29, 2000 (the last trading day of fiscal 2000) on the Nasdaq National Market of $5.875 minus the exercise price.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

         Between September 2000 and January 2001, NEON entered into change of control severance agreements with each of Messrs. Adam, Horn, Webb and Koepper and Dr. Fortune. In connection with the negotiation of the Reorganization Agreement, Sybase required that such change of control severance agreements be amended with new terms to be effective upon the consummation of the Offer. Each of the amended change of control severance agreements provides that all NEON options granted to such persons will vest and all restrictions on restricted stock held by such persons will lapse upon consummation of the Offer. The amended agreements of Mr. Horn and Dr. Fortune provide cash payments of $1,092,000 and $1,560,000, respectively, based upon their continued employment with Sybase following consummation of the Offer. The cash payments to Mr. Horn and Dr. Fortune are payable as follows: 5/13 on the 12-month anniversary of the consummation of the Offer, 3/13 on the 18-month anniversary of the consummation of the Offer, and the remaining 5/13 on the 24-month anniversary of the consummation of the Offer. If Mr. Horn or Dr. Fortune is terminated by Sybase without cause prior to the 24-month anniversary of the consummation of the Offer, he will receive his respective cash payment (less any amounts previously paid) in a lump sum payment. The amended agreement of Mr. Adam does not provide for a cash payment.

     The following discussion summarizes the terms of the original change of control severance agreements which remain effective until consummation of the Offer, or otherwise if for any reason the Offer is not consummated.

     NEON entered into a Change of Control Severance Agreement with Mr. Adam, effective as of November 27, 2000. The agreement provides that if Mr. Adam is terminated for any reason other than "for cause" (as defined in the agreement) within 18 months following a change of control of NEON, then Mr. Adam will be entitled to receive a cash payment equal to 200% of his annual compensation, accelerated vesting of all stock options and any restricted stock held by Mr. Adam and continued employment benefits for a period of up to two years.

     NEON entered into a Change of Control Severance Agreement with Dr. Fortune, effective as of November 22, 2000. The agreement provides that if Dr. Fortune is terminated other than "for cause" (as defined in the agreement) within 18 months following a change of control of NEON, then Dr. Fortune will be entitled to receive a cash payment equal to 200% of his annual compensation, accelerated vesting of all stock options and any restricted stock held by Dr. Fortune and continued employment benefits for a period of up to two years.

     NEON entered into a Change of Control Severance Agreement with Mr. Horn, effective as of September 25, 2000. The agreement provides that if Mr. Horn is terminated other than "for cause" (as defined in the agreement) within 18 months following a change of control of NEON, then Mr. Horn will be entitled to receive a cash payment equal to 200% of his annual compensation, accelerated vesting of all stock options and any restricted stock held by Mr. Horn and continued employment benefits.

     NEON has entered into a Change of Control Severance Agreement with Mr. Webb, effective as of September 27, 2000. The agreement provides that if Mr. Webb is terminated other than "for cause" (as defined in the agreement) within 18 months following a change of control of NEON, then Mr. Webb will be entitled to receive a cash payment equal to 200% of his annual compensation, accelerated vesting of all stock options and any restricted stock held by Mr. Webb and continued employment benefits for a period of up to two years.

     NEON has entered into an Employment Agreement with Dr. Koepper, dated January 1, 1998, as amended on December 24, 2000. The agreement provides Dr. Koepper with a base salary of 552,500 Swiss francs (approximately $334,384 based on current exchange rates) and an annual target bonus based on 0.3% of the revenues of NEON and SLI EMEA, a wholly owned subsidiary of NEON. If such revenues exceed $100 million, Dr. Koepper's annual target bonus will increase to 0.5% of NEON and SLI EMEA revenues. Dr. Koepper's bonus will be paid in Swiss francs, using an exchange ratio of 1.7 Swiss francs to each U.S. dollar. The agreement also provides both parties with six months notice prior to termination by the other party.

     Dr. Koepper is a party to a Change of Control Severance Agreement with NEON, dated January 30, 2001, which provides that if Dr. Koepper is terminated other than "for cause" (as defined therein) within 18 months following consummation of the Offer, Dr. Koepper will receive a lump sum cash payment equal to 100% of his annual compensation, accelerated vesting of all NEON options held and, for a period one year following the date of termination, continued employee benefits.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee currently consists of Messrs. Kasputys and Lazarus. Mr. Gordon also served as a member of the Compensation Committee until July 2000. No interlocking relationship exists between any member of the Board or Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of NEON or its subsidiaries.

COMPENSATION OF DIRECTORS

     In 2000, each non-employee director received $1,000 per meeting, plus all expenses associated with attendance at Board meetings, as their sole cash remuneration. In addition, non-employee directors participate in NEON's 1997 Director Option Plan (the "Director Plan").

     The Board adopted the Director Plan in January 1997. It became effective in June 1997 following NEON's initial public stock offering, and was amended in May 2000. The Director Plan provides for the automatic grant to non-employee directors of NEON of options to purchase Shares. The Director Plan is administered by the Board, unless the Board delegates administration to a committee. An aggregate of 400,000 Shares have been reserved for issuance under the Director Plan, subject to adjustment in the event of certain capital changes. Each non-employee director is automatically granted an option to purchase 33,332 Shares on the date such person first becomes a non-employee director. In addition, each non-employee director is automatically granted an option to purchase 11,000 Shares for each subsequent year of service, on the day following the annual stockholder meeting.

     Options granted under the Director Plan expire ten years after the date of grant unless terminated sooner upon termination of optionee's status as a director or otherwise pursuant to the Director Plan, and have an exercise price equal to 100% of the fair market value of the Common Stock on the date of grant. Initial options granted under the Director Plan become exercisable cumulatively over a three-year period as to one-third of the Shares subject to the option on each anniversary of the grant date, provided the optionee continues to serve as a director. Each annual grant under the Director Plan becomes exercisable in full on the third anniversary of the grant date, provided the optionee continues to serve as a director. In the event of any change in control of NEON, as defined in the Director Plan, outstanding options under the Director Plan must be assumed (or an equivalent option substituted) by the successor corporation, or the options shall become exercisable in full for at least 15 days after notice of the change of control is given by NEON to the optionee. In addition, if within one year following such a change in control a director shall involuntarily cease to be a director, such director shall be entitled to option vesting through the date of termination as a director plus one additional year thereafter.

     In May 2000, NEON granted each of Messrs. Bergstein, Gordon, Kasputys and Lazarus options to purchase 11,000 Shares under the Director Plan at an exercise price of $20.625 per share.

ITEM 12.  BENEFICIAL OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information concerning the beneficial ownership of Shares as of February 15, 2001 for the following: (1) each person or entity who is known by NEON to own beneficially more than 5% of the outstanding Shares; (2) each of NEON's directors; (3) each of the executive officers named in the Summary Compensation Table on page I-8 hereof; and (4) all directors and executive officers of NEON as a group.

                                                                              SHARES         PERCENTAGE
                                                                           BENEFICIALLY     BENEFICIALLY
5% STOCKHOLDERS, DIRECTORS AND EXECUTIVE OFFICERS(1)                         OWNED(2)         OWNED(2)
----------------------------------------------------                       ------------     ------------
George F. (Rick) Adam, Jr.(3) ........................................        3,940,823             10.7%
Patrick J. Fortune(4) ................................................          247,374                *
Melvyn E. Bergstein(5) ...............................................           11,110                *
Mark L. Gordon(6) ....................................................           27,499                *
Joseph E. Kasputys(7) ................................................           44,554                *
Steven Lazarus(8) ....................................................           95,364                *
Robert I. Theis(9) ...................................................          192,185                *
Stephen E. Webb(10) ..................................................          145,923                *
Frederick T. Horn(11) ................................................          215,478                *
Franz Koepper(12) ....................................................           71,667                *
All directors and executive officers as a group (12 persons)(13) .....        5,197,834             13.8

----------

*     Less than 1%.

(1) This information was obtained from filings made with the SEC pursuant to Sections 13(d) or 13(g) of the Exchange Act. Unless otherwise indicated, the address of each of the individuals or entities named above is: c/o New Era of Networks, Inc., 6550 Greenwood Plaza Boulevard, Englewood, Colorado 80111.

(2) The number and percentage of Shares beneficially owned is determined is determined in accordance with Rule 13d-3 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any Shares as to which the individual or entity has voting power or investment power and also any Shares which the individual or entity has the right to acquire within 60 days of February 15, 2001 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the Shares shown as beneficially owned.

(3) Includes an aggregate of 383,272 Shares held by certain entities over which Mr. Adam has voting and investment control. Also includes 122,278 Shares issuable upon exercise of stock options that are exercisable within 60 days of February 15, 2001.

(4) Includes 195,931 Shares issuable upon exercise of stock options that are exercisable within 60 days of February 15, 2001.

(5) Consists solely of Shares issuable upon exercise of stock options that are exercisable within 60 days of February 15, 2001.

(6) Includes 3,000 Shares held by the Mark L. Gordon Trust and 500 Shares held by Mr. Gordon's wife. Also includes 19,999 Shares issuable upon exercise of stock options that are exercisable within 60 days of February 15, 2001.

(7) Includes 25,554 Shares issuable upon exercise of stock options that are exercisable within 60 days of February 15, 2001.

(8) Includes 5,496 Shares held by ARCH Venture Fund II, L.P., a limited partnership of which Mr. Lazarus is a general partner. Also includes 2,000 Shares held by Mr. Lazarus's wife, 16,481 Shares held by the Arlene Lazarus Trust and 4,100 Shares held by the Lazarus Investment Limited Partnership. Also includes 46,665 Shares issuable upon exercise of stock options that are exercisable within 60 days of February 15, 2001.

(9) Includes 129,269 Shares issuable upon exercise of stock options exercisable within 60 days of February 15, 2001.

(10) Includes 100,655 Shares issuable upon exercise of stock options exercisable within 60 days of February 15, 2001.

(11) Includes 200 Shares held by Mr. Horn as custodian for his daughter and 136,997 Shares issuable upon exercise of stock options exercisable within 60 days of February 15, 2001.

(12) Includes 3,125 Shares issuable upon exercise of stock options exercisable within 60 days of February 15, 2001.

(13) Includes an aggregate of 900,015 Shares issuable upon exercise of stock options exercisable within 60 days of February 15, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     NEON has leased two buildings and a parking structure in Englewood, Colorado from Greenwood Plaza Partners, LLP ("GPP") for use as NEON's principal corporate headquarters and at December 31, 2000, had subleased all unused excess capacity. GPP is principally owned by George F. Adam, Jr.

     Through April 2000, NEON had funded approximately $25.4 million toward a short-term loan to GPP for construction of the leased facilities. In May 2000, GPP obtained interim (five-year) financing from a third-party lender and repaid the loan from NEON in full. Terms of the interim financing require that NEON maintain a balance of cash or investments with the lender. At December 31, 2000, the restricted cash balance was $7.0 million. The restricted cash represents one source of collateral to the lender in recognition that NEON has a long-term master lease for the entire facility.

     NEON leased and occupied completed portions of the facilities from August 1999 through April 2000. The lease for the entire completed facility commenced May 1, 2000. The facilities include approximately 200,000 rentable square feet of space and 720 parking spaces in the garage. Rent paid to GPP for year ended December 31, 2000 was approximately $3.7 million. NEON is also responsible for all taxes, insurance, utilities, repairs and maintenance of the facilities during the lease term. The initial term is ten years from May 1, 2000, and is renewable at NEON's option for two successive five-year periods at then prevailing market rental rates.

     A company owned by George F. Adam, Jr. and relatives provides air transportation service for NEON. Total expenses incurred during the year 2000 for services rendered by this company was approximately $655,000.

     On August 1, 1996, NEON entered into an agreement whereby NEON issued a revolving line of credit to Frederick T. Horn. Under the terms of this agreement, Mr. Horn may borrow up to $170,000, interest accrues at the prime interest rate, and borrowings are secured by Mr. Horn's stock options in NEON. The agreement matures on January 1, 2008, and interest is payable on a quarterly basis. The amount outstanding under this agreement at December 31, 2000 was approximately $58,000.

     NEON believes that the terms of the foregoing transactions are no less favorable to the Company than the terms of any similar transaction that could have been obtained through arms' length negotiations with an unaffiliated third party.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 30th day of March, 2001.

                                             New Era of Networks, Inc.

                                             By: /s/ Leonard M. Goldstein
                                                 -------------------------------
                                             Name:  Leonard M. Goldstein
                                             Title: Senior Vice President,
                                                    Senior Counsel and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2001.

              SIGNATURES                                                 TITLE

                                                      Chairman of the Board and Chief Executive Officer and
                  *                                   Director
--------------------------------------                (principal executive officer)
George F. (Rick) Adam, Jr.

                  *
--------------------------------------
Patrick J. Fortune                                    Director, President and Chief Operating Officer


                  *                                   Senior Vice President and Chief Financial Officer
--------------------------------------                (principal financial officer)
Stephen E. Webb

                                                      Vice President and Corporate Controller
                  *                                   (principal accounting officer)
--------------------------------------
Brian P. Duff

                  *                                   Director
--------------------------------------
Steven Lazarus

                  *                                   Director
--------------------------------------
Mark L. Gordon

                  *                                   Director
--------------------------------------
Joseph E. Kasputys

                 *                                    Director
--------------------------------------
Mel Bergstein

                 *                                    Director
--------------------------------------
Robert I. Theis

* By:  /s/ Leonard M. Goldstein
      --------------------------------
           Leonard M. Goldstein
      Attorney-in-Fact pursuant to a power of
      attorney filed as part of the original signature
      page to the Annual Report on Form 10-K