Form 10-Q
period 2001-03-31
NEW ERA OF NETWORKS INC
filed 2001-05-15
CIK 1028339

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes [X] No [ ]

     The number of shares of the issuer's Common Stock outstanding as of May 1, 2001 was 36,934,770.

================================================================================

                                      INDEX

                                                                                                       PAGE
                                                                                                       ----
                                         PART I FINANCIAL INFORMATION

Item 1.   Financial Statements.......................................................................    3
          Consolidated Balance Sheets................................................................    3
          Consolidated Statements of Operations......................................................    4
          Consolidated Statements of Cash Flows......................................................    5
          Notes to Consolidated Financial Statements.................................................    6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations......    9
Item 3.   Quantitative and Qualitative Disclosures about Market Risk.................................   22

                                           PART II OTHER INFORMATION

Item 1.   Legal Proceedings..........................................................................   24
Item 2.   Changes in Securities......................................................................   24
Item 3.   Defaults Upon Senior Securities............................................................   24
Item 4.   Submission of Matters to a Vote of Security Holders........................................   24
Item 5.   Other Information..........................................................................   24
Item 6.   Exhibits and Reports on Form 8-K...........................................................   24
Signatures...........................................................................................   25

                            NEW ERA OF NETWORKS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                        MARCH 31,        DECEMBER 31,
                                                                          2001               2000
                                                                      -------------     -------------
                                                                       (UNAUDITED)
                               ASSETS
Current assets:
  Cash and cash equivalents ......................................    $  28,384,281     $  12,521,383
  Short-term investments in marketable securities ................       16,408,203        28,114,872
  Accounts receivable, net of allowance for uncollectible
     accounts of $9,324,000 and $8,741,000, respectively .........       30,252,686        41,355,879
  Unbilled revenue ...............................................          922,669         1,531,478
  Prepaid expenses and other .....................................       12,359,544        13,614,518
                                                                      -------------     -------------
          Total current assets ...................................       88,327,383        97,138,130
                                                                      -------------     -------------
Property and equipment:
  Computer equipment and software ................................       29,409,708        27,579,357
  Furniture, fixtures and equipment ..............................        6,882,789         6,632,175
  Leasehold improvements .........................................        7,771,527         6,921,185
                                                                      -------------     -------------
                                                                         44,064,024        41,132,717
  Less--accumulated depreciation .................................      (17,797,909)      (15,213,956)
                                                                      -------------     -------------
  Property and equipment, net ....................................       26,266,115        25,918,761
Long-term investments in marketable securities ...................        7,264,971        10,558,712
Restricted long-term investments in marketable securities ........        7,000,000         7,000,000
Intangible assets, net ...........................................      178,412,208       195,884,328
Deferred income taxes, net .......................................        2,199,005         2,226,422
Other assets, net ................................................        6,666,788        10,757,976
                                                                      -------------     -------------
          Total assets ...........................................    $ 316,136,470     $ 349,484,329
                                                                      =============     =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...............................................    $   6,901,793     $   9,254,252
  Accrued liabilities ............................................       18,663,401        24,686,731
  Current portion of deferred revenue ............................       18,570,850        19,207,229
                                                                      -------------     -------------
          Total current liabilities ..............................       44,136,044        53,148,212
Deferred revenue .................................................          302,411           364,755
                                                                      -------------     -------------
          Total liabilities ......................................       44,438,455        53,512,967
                                                                      -------------     -------------
Stockholders' equity:
  Common stock, $.0001 par value, 200,000,000 shares
     authorized; 37,032,411 and 36,722,944 shares issued;
     36,884,849 and 36,575,382 shares outstanding,
     respectively ................................................            3,700             3,671
  Additional paid-in capital .....................................      434,279,393       432,421,610
  Accumulated deficit ............................................     (152,336,824)     (128,687,936)
  Accumulated other comprehensive loss ...........................       (6,459,229)       (3,973,564)
  Treasury stock, 147,562 shares of common stock, at cost ........       (2,549,712)       (2,549,712)
  Deferred stock-based compensation ..............................       (1,239,313)       (1,242,707)
                                                                      -------------     -------------
          Total stockholders' equity .............................      271,698,015       295,971,362
                                                                      -------------     -------------
          Total liabilities and stockholders' equity .............    $ 316,136,470     $ 349,484,329
                                                                      =============     =============

                See notes to consolidated financial statements.

                            NEW ERA OF NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      -----------------------------
                                                                          2001             2000
                                                                      ------------     ------------
Revenues:
   Software licenses .............................................    $ 22,817,785     $ 24,073,914
   Software maintenance ..........................................       8,436,707        5,264,256
   Professional services .........................................      11,980,892       12,753,646
                                                                      ------------     ------------
           Total revenues ........................................      43,235,384       42,091,816
                                                                      ------------     ------------
Cost of revenues:
   Cost of software licenses .....................................       1,168,385          554,717
   Cost of software maintenance and professional services ........      11,674,246       10,069,275
                                                                      ------------     ------------
           Total cost of revenues ................................      12,842,631       10,623,992
                                                                      ------------     ------------
Gross profit .....................................................      30,392,753       31,467,824
                                                                      ------------     ------------
Operating expenses:
   Sales and marketing ...........................................      17,982,499       17,476,531
   Research and development ......................................      10,789,600        9,367,223
   General and administrative ....................................       5,290,974        3,970,579
   Asset impairment charge .......................................       3,916,378               --
   Stock-based compensation and related payroll taxes ............         108,436          560,996
   Amortization of intangibles and other
      acquisition-related charges ................................      16,495,501        7,439,905
                                                                      ------------     ------------
           Total operating expenses ..............................      54,583,388       38,815,234
                                                                      ------------     ------------
Loss from operations .............................................     (24,190,635)      (7,347,410)
Other income, net ................................................         783,216        1,640,292
                                                                      ------------     ------------
Loss before income taxes .........................................     (23,407,419)      (5,707,118)
Provision for income taxes .......................................         241,469          200,749
                                                                      ------------     ------------
Net loss .........................................................    $(23,648,888)    $ (5,907,867)
                                                                      ============     ============
Net loss per common share, basic and diluted .....................    $      (0.64)    $      (0.17)
                                                                      ============     ============
Weighted average shares of common stock
   outstanding, basic and diluted ................................      36,769,116       34,691,960
                                                                      ============     ============

                See notes to consolidated financial statements.

                            NEW ERA OF NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                            -----------------------------
                                                                                 2001             2000
                                                                            ------------     ------------
Cash flows from operating activities:
  Net loss .............................................................    $(23,648,888)    $ (5,907,867)
  Adjustments to reconcile net loss to net cash
    used in operating activities--
    Depreciation and amortization ......................................      17,780,073        9,027,575
    Asset impairment charge ............................................       3,916,378               --
    Stock-based compensation, exclusive of payroll taxes ...............         103,394           98,333
    Provision for deferred income taxes, net ...........................              --       (1,630,924)
    Charge in lieu of income taxes .....................................              --        1,527,961
    Loss on asset disposition ..........................................              --           40,910
    Acquisition charges paid with common stock .........................              --          148,703
  Changes in assets and liabilities--
    Accounts receivable, net ...........................................      10,645,534       (2,138,829)
    Unbilled revenue ...................................................         602,508       (1,204,487)
    Prepaid expenses and other .........................................       1,162,013         (622,540)
    Other assets, net ..................................................         165,528           86,975
    Accounts payable ...................................................      (2,009,451)      (1,518,049)
    Accrued liabilities ................................................      (3,034,590)      (3,527,776)
    Accrued restructuring charges ......................................      (2,449,095)      (1,286,975)
    Deferred revenue, current and long-term ............................        (609,371)       3,679,356
                                                                            ------------     ------------
             Net cash provided by (used in) operating activities .......       2,624,033       (3,227,634)
                                                                            ------------     ------------
Cash flows from investing activities:
  Proceeds from sales and maturities of investments ....................      15,786,528        7,725,419
  Purchases of developed software and other intangibles ................         (10,752)           7,518
  Business combinations, net of cash acquired ..........................              --      (17,683,223)
  Purchases of property and equipment ..................................      (3,224,558)      (3,371,258)
  Investment in note receivable--related party .........................              --       (4,187,338)
                                                                            ------------     ------------
             Net cash provided by (used in) investing activities .......      12,551,218      (17,523,918)
                                                                            ------------     ------------
Cash flows from financing activities:
  Proceeds from issuances of common stock ..............................       1,757,813        7,897,671
                                                                            ------------     ------------
             Net cash provided by financing activities .................       1,757,813        7,897,671
                                                                            ------------     ------------
Effect of exchange rate changes on cash ................................      (1,070,166)        (160,041)
                                                                            ------------     ------------
Net increase (decrease) in cash and cash equivalents ...................      15,862,898      (13,013,922)
Cash and cash equivalents, beginning of period .........................      12,521,383       49,796,989
                                                                            ------------     ------------
Cash and cash equivalents, end of period ...............................    $ 28,384,281     $ 36,783,067
                                                                            ============     ============
Supplemental cash flow information:
  Cash paid during the period for--
    Interest ...........................................................    $        864     $      3,674
                                                                            ============     ============
    Taxes ..............................................................    $     74,478     $    303,963
                                                                            ============     ============
Supplemental disclosures of noncash transactions:
  Common stock issued for business combinations ........................    $         --     $ 20,000,000
                                                                            ============     ============
  Accrued business combination costs ...................................    $         --     $    118,000
                                                                            ============     ============
  Additions to deferred stock-based compensation
    charged to additional paid-in capital ..............................    $    100,000     $    196,667
                                                                            ============     ============
  Restructuring charge--option reimbursement ...........................    $         --     $    148,703
                                                                            ============     ============

                See notes to consolidated financial statements.

                            NEW ERA OF NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated interim financial statements have been prepared by New Era of Networks, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The consolidated results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 2001.

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

2.  INVESTMENTS IN NONMARKETABLE SECURITIES

     During 2000, we invested $8.9 million in equity securities of five companies with technologies or products that are complementary to our own. No public market existed for any securities of these investees at the time of our investment, nor is there any assurance that a public market will ever exist. These investments are accounted for under the cost method because our ownership interests are less than 20% and we do not have the ability to exercise significant influence over their operations. Our initial cost was equal to the estimated fair value of the securities at the time of purchase, as evidenced by concurrent independent third-party investments in such companies. If and when any of these investments become publicly traded and meet the criteria for "available-for-sale" securities pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," they will be accounted for accordingly. Otherwise, future appreciation will be recognized only upon sale or other disposition of the securities.

     An impairment charge of approximately $3.9 million was recognized in the quarter ended March 31, 2001, with respect to two of these investments. The provision includes $2.5 million due to a bankruptcy filing by one investee that we were not aware of when we announced results for the quarter on April 19, 2001. Consequently, the results in the accompanying consolidated statements of operations differ from the previously announced results for the quarter.

3.  NET LOSS PER COMMON SHARE

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

4.  COMPREHENSIVE LOSS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The purpose of SFAS 130 is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The only items of other comprehensive loss reported by the Company are the cumulative translation adjustment and unrealized loss on marketable securities available for sale. The Company's comprehensive loss for the three months ended March 31, 2001 and 2000 was as follows.

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      ----------------------------
                                                                          2001            2000
                                                                      ------------     -----------
Net loss .........................................................    $(23,648,888)    $(5,907,867)
Change in cumulative translation adjustment ......................      (3,271,783)        312,698
Change in unrealized loss on marketable securities ...............         786,118      (1,134,172)
                                                                      ------------     -----------
Comprehensive loss ...............................................    $(26,134,553)    $(6,729,341)
                                                                      ============     ===========

5.  RELATED PARTY TRANSACTIONS

    The Company has leased two buildings and a parking structure in Englewood, Colorado from Greenwood Plaza Partners, LLP ("GPP") for use as its principal corporate headquarters. GPP is principally owned by the Company's Chief Executive Officer and Chairman of the Board.

    Through April 2000, the Company had funded approximately $25.4 million toward a short-term loan to GPP for construction of the leased facilities. In May 2000, GPP obtained interim (five-year) financing from a third-party lender and repaid the loan from us in full. Terms of the interim financing require that the Company maintain a balance of cash or investments with the lender. At March 31, 2001, the restricted cash balance was $7.0 million. The restricted cash represents one source of collateral to the lender in recognition that the Company has a long-term master lease for the entire facility.

6.  RESTRUCTURING CHARGES

    During the fourth quarter of 2000, the Company's management approved restructuring plans that included additional initiatives to consolidate duplicate facilities, change to geographically focused business units and place nonproducing product lines into a maintenance-only mode. Management expects the restructuring effort to be finalized during the second quarter of 2001.

    Accrued restructuring charges for the 2000 restructuring effort included $3,523,000 representing the cost of involuntary employee separation benefits related to approximately 130 employees worldwide. Employee separation benefits include severance, medical and other benefits. Employee terminations were made in the majority of business functions, job classes and geographies, with the majority of reductions in North America and the United Kingdom. The 2000 restructuring plans also included estimated costs of $1,543,000 associated with the closure and consolidation of office space, principally in North America and the United Kingdom.

    In July 1999, the Company's management and board of directors approved restructuring plans that included initiatives to integrate the operations of the recently acquired companies, consolidate duplicate facilities, and reduce overhead. Total restructuring costs of $7,450,000 were recorded in the third quarter of 1999 related to these initiatives. Restructuring efforts related to staff terminations have been completed. The remaining employee separations accrual relates to future benefits payable to terminated employees. Facilities related restructuring efforts, which are dependent on our ability to sublet a corporate office, remain outstanding as of March 31, 2001. This facility has been vacated by the Company and monthly rental payments are being charged to the 1999 restructuring reserve.

    The 1999 restructuring charges included $3,301,000 of involuntary employee termination benefits related to approximately 150 employees worldwide. Employee separation benefits included severance, medical, other benefits and related employment taxes. Employee separations affected the majority of business functions, job classes and geographies, with a majority of the reductions in North America and Europe. The restructuring plan also included costs totaling $4,149,000 associated with the closure and consolidation of office space, principally in North America and Europe.

                                           TOTAL ACCRUED AT       APPROXIMATE         TOTAL ACCRUED AT
                                             DECEMBER 31,         YEAR-TO-DATE            MARCH 31,
                                                 2000               SPENDING                 2001
                                           ----------------       ------------        ----------------
                                                             (AMOUNTS IN THOUSANDS)
2000 Restructuring:
Employee separations ....................       $2,880               $(1,865)               $1,015
Facility closure costs ..................        1,543                  (516)                1,027

1999 Restructuring:
Employee separations ....................          139                   (17)                  122
Facility closure costs ..................          871                  (105)                  766
                                                ------               -------                ------
    Total accrued restructuring costs ...       $5,433               $(2,503)               $2,930
                                                ======               =======                ======

7.   SEGMENT INFORMATION

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

                                              THREE MONTHS ENDED MARCH 31, 2001              THREE MONTHS ENDED MARCH 31, 2000
                                       ----------------------------------------------   -------------------------------------------
                                                    EUROPE                                         EUROPE
                                         THE       AND ASIA   CORPORATE                   THE     AND ASIA   CORPORATE
                                       AMERICAS     PACIFIC   AND OTHER      TOTAL      AMERICAS   PACIFIC   AND OTHER      TOTAL
                                       --------    --------   ---------     --------    --------  --------   ---------     --------
(AMOUNTS IN THOUSANDS)
Total revenues ....................    $ 10,801     $12,670    $ 19,764     $ 43,235     $20,551    $9,456    $ 12,085     $ 42,092
Total cost of revenues ............       2,590       6,860       3,393       12,843       4,224     2,816       3,584       10,624
                                       --------     -------    --------     --------     -------    ------    --------     --------
Gross profit ......................       8,211       5,810      16,371       30,392      16,327     6,640       8,501       31,468
Selling and marketing .............       9,251       5,466       3,265       17,982       8,075     4,746       4,656       17,477
Research and development ..........          --          --      10,790       10,790          --        --       9,367        9,367
General and administrative ........          --          --       5,291        5,291          --        --       3,971        3,971
                                       --------     -------    --------     --------     -------    ------    --------     --------
Operating profit (loss) before
  charges .........................      (1,040)        344      (2,975)      (3,671)      8,252     1,894      (9,493)         653
Asset impairment charge ...........          --          --       3,916        3,916          --        --          --           --
Amortization of intangibles and
  acquisition-related charges .....          --          --      16,495       16,495          --        --       7,440        7,440
Stock-based compensation and
  related taxes ...................          --          --         108          108          --        --         561          561
                                       --------     -------    --------     --------     -------    ------    --------     --------
Operating profit (loss) ...........      (1,040)        344     (23,494)     (24,190)      8,252     1,894     (17,494)      (7,348)
Other income, net .................          --          --         783          783          --        --       1,640        1,640
                                       --------     -------    --------     --------     -------    ------    --------     --------
Net income (loss) before taxes ....      (1,040)        344     (22,711)     (23,407)      8,252     1,894     (15,854)      (5,708)
Provision for income taxes ........          --          --         241          241          --        --         201          201
                                       --------     -------    --------     --------     -------    ------    --------     --------
Net income (loss) after taxes .....    $ (1,040)    $   344    $(22,952)    $(23,648)    $ 8,252    $1,894    $(16,055)    $ (5,909)
                                       ========     =======    ========     ========     =======    ======    ========     ========

8.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

9.   LITIGATION

    In March 2001, the Company was named as a defendant in a legal proceeding filed by a former Company employee in Labor Court in Nanterre, France. The complaint alleges nonpayment of salaries due, nonpayment of commissions due and abusive dismissal. The Company intends to deny all material allegations and to defend itself vigorously. An adverse judgment or settlement in the proceeding could have a material adverse effect on the Company's financial condition or results of operations. The ultimate outcome of the action cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying unaudited consolidated financial statements.

    In January 2001 the Company was named as a defendant in a number of class action lawsuits filed in Federal District Court for the State of Colorado alleging violation of the federal securities laws. Certain executive officers of the Company also are named as defendants. Most of the complaints in these lawsuits assert claims on behalf of purchasers of the Company's securities between October and December 2000. The complaints allege that the Company and the other defendants made material misrepresentations and omissions regarding the Company's business and prospects, causing harm to purchasers of the Company's securities. The complaints do not specify the amount of damages sought. These cases are in the early stages and the Company has not yet formally responded to the complaints. The Company believes this class action lawsuit is without merit. The Company intends to deny all material allegations and to defend itself vigorously. An adverse judgment or settlement in this lawsuit could have a material adverse effect on the Company's financial condition or results of operations. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying unaudited consolidated financial statements.

     The Company and certain of its executive officers are defendants in a consolidated class action lawsuit alleging violation of the federal securities laws. This action was filed in federal court in Colorado in July 1999. The complaint asserts claims on behalf of purchasers of the Company's securities from April 21, 1999 through July 6, 1999. In May 2001, the parties reached a tentative settlement agreement subject to final documentation and court approval. The settlement will have no material adverse affect on the Company. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying unaudited consolidated financial statements.

     In January 2000, the Company and VIE Systems, Inc. were named as defendants in a lawsuit filed by New Paradigm Software Corp. ("New Paradigm") in U.S. District Court for the Southern District of New York. The complaint alleges breach of contract, interference with contract and unjust enrichment, and seeks compensatory and punitive damages as well as rescission. In July 2000, the Court granted the Company's motion to dismiss the Plaintiff's claims of unjust enrichment and for rescission. The Company believes the lawsuit is without merit. The Company intends to deny all material allegations and to defend itself vigorously. An adverse judgment or settlement in the lawsuit could have a material adverse effect on the Company's financial condition or results of operations. The ultimate outcome of the action cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying unaudited consolidated financial statements.

     The Company is involved in a declaratory judgment action in Federal District Court for the State of Colorado and a trademark dilution case in Texas District Court for Bend County against NEON Systems, Inc. over the use of the trademark NEON. An adverse judgment or settlement, particularly in the Texas action, may result in increased costs and expenses and may have an adverse effect on our business. The Texas damage action was filed in June 1999. The ultimate outcome of the action cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying unaudited consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this Report on Form 10-Q contains certain trend analysis and other forward-looking statements. Words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," and "intend," and words of similar import are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to business and economic risks and uncertainties that are difficult to predict. Therefore, our actual results of operations may differ materially from those expressed or forecasted in the forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in this discussion under "Factors That May Affect Future Results" and other risks detailed from time to time in reports filed with the Securities and Exchange Commission. In addition, the discussion of our results of operations should be read in conjunction with matters described in detail in our 2000 Form 10-K Report.

     On February 20, 2001, we entered into an Agreement and Plan of Reorganization with Sybase, Inc. providing for Sybase to acquire all of the outstanding shares of our common stock. Sybase has offered through its wholly owned subsidiary, to exchange .3878 shares of Sybase common stock for each outstanding share of our common stock that is validly tendered. The Sybase shares offered to our shareholders were registered with the Securities and Exchange Commission on Form S-4. A prospectus and exchange offer was delivered to holders of our common stock. Details of the merger transaction were included in the prospectus and exchange offer documents.

     Consummation of the offer and subsequent merger is subject to a number of conditions, most of which have been satisfied, and is expected to occur during the second quarter of 2001. Approximately 80% of our outstanding common shares were tendered to Sybase prior to April 26, 2001. As required by Delaware law, an information statement (Schedule 14C) was subsequently prepared and mailed to all shareholders who did not tender their shares. It is anticipated that on or about June 18, 2001, all shares of our common stock will automatically convert to the right to receive .3878 shares of Sybase common stock, we will become a wholly owned subsidiary of Sybase, and our common stock will no longer be separately traded. The common stock of Sybase, par value $.001, is currently traded on the Nasdaq National Market under the symbol "SYBS."

    The following discussion reflects the present intentions of our management. Operating decisions made by Sybase subsequent to the merger may differ from our present intentions.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to total revenues:

                                                                       THREE MONTHS
                                                                          ENDED
                                                                        MARCH 31,
                                                                      --------------
                                                                      2001      2000
                                                                      ----      ----
Revenues:
  Software licenses ..............................................      53%       57%
  Software maintenance ...........................................      20        13
  Professional services ..........................................      27        30
                                                                      ----      ----
                  Total revenues .................................     100       100
Cost of revenues:
  Cost of software licenses(1) ...................................       5         2
  Cost of software maintenance and professional services(2) ......      57        56
                                                                      ----      ----
                   Total cost of revenues ........................      30        25
                                                                      ----      ----
                   Gross profit ..................................      70        75
Operating expenses:
  Sales and marketing ............................................      42        42
  Research and development .......................................      25        22
  General and administrative .....................................      12         9
  Asset impairment charge ........................................       9        --
  Stock-based compensation and related payroll taxes .............      --         1
  Amortization of intangibles and other
    acquisition-related charges ..................................      38        18
                                                                      ----      ----
                   Total operating expenses ......................     126        92
                                                                      ----      ----
Loss from operations .............................................     (56)      (17)
Other income, net ................................................       2         4
                                                                      ----      ----
Loss before income taxes .........................................     (54)      (13)
Provision for income taxes .......................................       1        --
                                                                      ----      ----
Net loss .........................................................     (55)%     (13)%
                                                                      ====      ====
Net income (loss), excluding stock-based compensation,
  acquisition, asset impairment and restructuring charges
  as adjusted for their respective tax effects ...................      (4)%       4%
                                                                      ====      ====

(1)  As a percentage of software licenses revenue.

(2) As a percentage of combined software maintenance and professional services revenue.

REVENUES

     Our total revenues grew by 3% to $43.2 million for the quarter ended March 31, 2001 from $42.1 million for the quarter ended March 31, 2000. The revenue mix between software licenses, software maintenance, and professional services was 53%, 20% and 27%, respectively, for the first quarter of 2001 compared to 57%, 13% and 30%, respectively, for the same quarter last year. The increase in total revenues for the three-month period ended March 31, 2001, compared to the corresponding period last year, was primarily from growth in indirect channel revenues.

    Software license revenues decreased 5% to $22.8 million for the quarter ended March 31, 2001 from $24.1 million for the quarter ended March 31, 2000. Software license revenues from sales by our direct sales force decreased in the first quarter of 2001 compared with the first quarter of 2000 as a result of delays in customer's capital spending decisions and a decrease in the transaction average selling price in reaction to a weakening economy. Indirect channel revenues increased as a percentage of total license revenues to 72% for the quarter ended March 31, 2001 from 43% for the same period of 2000 due to increased sales channel volume by IBM. During 2000 and the first quarter of 2001, the royalty arrangement with IBM provided for a fixed minimum royalty payable to us for each quarter, followed by a royalty "true-up" payment determined approximately 60 days after each quarter-end and recognized as revenue by us on a one-quarter lag basis. Effective with the second quarter of 2001, the fixed minimum royalty arrangement was discontinued and all royalty income will be recorded on a one-quarter lag. Consequently, second quarter 2001 royalties from IBM are likely to be lower than for the comparable quarter of 2000. During the second quarter of 2001, IBM will pay only the excess, if any, of royalties due us from their first quarter sales over the final minimum payment received and recognized by us as revenue during the quarter ended March 31, 2001. We expect that future software license revenue will reflect continued strength in the indirect channels, as well as include an increasing amount of software license revenue from the sale of the NEON e-Biz platforms and adapters.

     Software maintenance revenues increased 60% to $8.4 million for the quarter ended March 31, 2001 from $5.3 million for the quarter ended March 31, 2000. The increase during the three-month period ended March 31, 2001, compared to the corresponding period last year, was primarily a result of our growing installed base of customers and the growing installed base of indirect IBM MQSeries Integrator customers.

     Professional services revenue consists of revenue for consulting and training services, which are generally contracted for on a time and materials basis. These revenues decreased 6% to $12.0 million for the quarter ended March 31, 2001 from $12.8 million for the quarter ended March 31, 2000. The decrease was primarily due to a decrease in revenue from consulting, which is the largest component of professional services revenue. The decrease in consulting revenue was primarily due to a decline in direct license fee revenue, which resulted in less demand for our implementation services.

COST OF REVENUES

     Cost of revenues consists of costs of software licenses and costs of software maintenance and professional services. As a percentage of total revenues, total cost of revenues increased to 30% for the three months ended March 31, 2001 compared to 25% for the three months ended March 31, 2000.

     Cost of software licenses includes royalty payments to third parties for jointly developed products, software purchased from third parties for resale, documentation and software replication and delivery expenses. The cost of license fees increased as a percentage of software license fee revenues to 5% for the quarter ended March 31, 2001 from 2% for the quarter ended March 31, 2000. This increase was due to an increase in sales of royalty bearing products. We expect that royalty payments to third parties will continue to increase in the future as sales of these royalty-bearing products increase.

     Cost of software maintenance and professional services includes the personnel and related overhead costs for services, including consulting, training and customer support, as well as fees paid to third parties for subcontracted services. Cost of software maintenance and professional services remained approximately the same percentage of associated software maintenance and professional services revenues, 57% and 56%, respectively, for the quarters ended March 31, 2001 and 2000.

OPERATING EXPENSES

     Sales and Marketing

     Sales and marketing expense consists of personnel, commissions and related overhead, and advertising and costs for sales and marketing activities. Sales and marketing expense increased to $17.9 million for the quarter ended March 31, 2001 from $17.5 million for the quarter ended March 31, 2000, representing 41% and 42% of total revenues, respectively. The decrease as a percentage of total revenues for the quarter was primarily the result of a discontinuation of advertising and branding activities in the fourth quarter of 2000. We expect to continue to expand the direct sales force and professional marketing staff, further increase our international presence, and continue to develop our indirect sales channels and increase promotional activity. Accordingly, we expect sales and marketing expense to continue to grow in absolute dollars.

    Research and Development

    Research and development expense includes personnel and related overhead costs for product development, enhancements, upgrades, quality assurance and testing. We have not capitalized internally generated software development costs and have expensed all of these costs as incurred in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Research and development expense increased to $10.8 million for the quarter ended March 31, 2001 from $9.4 million for the quarter ended March 31, 2000, representing 25% and 22% of total revenues, respectively. The increase was primarily due to the use of contract services in a number of research and development projects. Due to the completion of the projects which required the use of third-party consultants and the conclusion of development work on application products targeted at the financial service market, we anticipate research and development expenditures in absolute dollars to remain flat or decline through the remainder of 2001.

     General and Administrative

     General and administrative expense consists primarily of personnel and related overhead costs, outside professional fees and software and equipment costs for finance, legal, human resources and administrative functions. General and administrative expense increased to $5.3 million for the quarter ended March 31, 2001 from $4.0 million for the quarter ended March 31, 2000, representing 12% and 9% of total revenues, respectively. The total dollar amount of expense increased primarily due to an increase in personnel to facilitate expansion of our operations, as well as an increase to depreciation expense for time reporting and sales order automation tools placed in service during the fourth quarter of 2000.

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

    Asset Impairment Charge

    During 2000, we invested $8.9 million in equity securities of five companies with technologies or products that are complementary to our own. No public market existed for any securities of these investees at the time of our investment, nor is there any assurance that a public market will ever exist. These investments are accounted for under the cost method. Our initial cost was equal to the estimated fair value of the securities at the time of purchase, as evidenced by concurrent independent third-party investments in such companies.

     An impairment charge of approximately $3.9 million was recognized in the quarter ended March 31, 2001, with respect to two of these investments. The provision includes $2.5 million due to a bankruptcy filing by one investee that we were not aware of when we announced results for the quarter on April 19, 2001. Consequently, the results in the accompanying condensed statement of operations differ from the previously announced results for the quarter.

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

     Amortization of Intangibles and Other Acquisition-related Charges

     For the three-month period ended March 31, 2001 and 2000, amortization of intangibles and other acquisition related charges included primarily amortization of goodwill and other intangible assets related to our acquisition activities. The allocation of purchase price has been determined by independent appraisals of net assets acquired. Through the fourth quarter of 2000, these assets were amortized over estimated useful lives which range from three to ten years. Beginning in the first quarter of 2001, management revised the estimate of useful lives for certain intangibles. These assets are now being amortized over three to five years. In addition, during the first quarter of 2001 we incurred approximately $2 million of outside professional fees associated with our merger with Sybase Corporation.

OTHER INCOME, NET

    Other income, net includes interest income earned on cash, cash equivalents, short-term and long-term marketable securities, interest expense, foreign currency gains and losses, and other nonoperating income and expenses. Other income, net decreased to approximately $783,000 for the quarter ended March 31, 2001 from $1.6 million for the quarter ended March 31, 2000. The decrease was primarily due to the reduction in invested cash balances resulting from cash used for acquisitions, purchases of other noncurrent assets and cash used in operations. We anticipate other income, net to decline in 2001 as we expect average cash balances to be lower in 2001 than in 2000.

PROVISION FOR INCOME TAXES

     The provision for income taxes for the three months ended March 31, 2001 consists of state and foreign taxes projected to be payable with respect to income for the period attributable to those jurisdictions. We presently expect to pay no federal income taxes for year 2001 based on projected taxable income, including deductions related to stock options exercised during the year. We estimate our effective tax rate for the year, exclusive of state and foreign taxes currently payable, will be zero. We currently expect to increase the valuation allowance during 2001 to offset any projected increases in our net deferred tax assets.

     The valuation allowance against our deferred tax assets increased to approximately $38.9 million at December 31, 2000. A portion of the valuation allowance, $4.5 million, relates to tax loss carryforwards of purchased businesses. If these deferred tax assets are realized, the benefit will reduce goodwill arising from prior acquisitions. An additional portion of the allowance, $18.0 million, relates to stock option compensation deductions included in our net operating loss carryforwards. If and when we determine to reverse that portion of the valuation allowance, the benefit will be added to paid-in capital, rather than being shown as a reduction of future income tax expense. The same treatment will apply to any portion of our net operating loss attributable to our stock option deductions generated during the year 2001. The remaining $16.4 million valuation allowance relates to operating loss carryforwards and credit carryforwards that, based on a judgmental assessment of present circumstances using a more likely than not standard, management believes will not result in a reduction of future taxes payable.

NET LOSS

     We reported a net loss of $23.6 million, or $0.64 per share for the three months ended March 31, 2001. The loss includes asset impairment, stock-based compensation and related payroll taxes, and acquisition-related amortization and charges of approximately $20.5 million. Excluding these charges and assuming a 35% tax rate, we generated a net loss of approximately $1.9 million, or $0.05 per diluted share. We reported a net loss of $5.9 million, or $0.17 per share for the three months ended March 31, 2000. The loss includes stock-based compensation and related payroll taxes and acquisition-related amortization and charges of approximately $8.0 million. Excluding these charges and assuming a 35% tax rate, we generated net income of approximately $1.5 million, or $0.04 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, our principal sources of liquidity consisted of $59.1 million of cash, cash equivalents, and investments in marketable securities compared with $58.2 million at December 31, 2000. No amounts were outstanding under our line of credit during the three-month periods ended March 31, 2001 and 2000. We had working capital of $44.2 million at March 31, 2001 compared with $44.0 million at December 31, 2000. Included in determining such amounts are short-term deferred revenue and customer deposits of $18.6 million at March 31, 2001 and $19.2 million at December 31, 2000. The majority of short-term deferred revenue represents annual support payments billed to customers, which is recognized ratably as revenue over the support service period.

    Cash provided by operating activities was approximately $2.6 million during the three-month period ended March 31, 2001 compared to a cash usage of approximately $3.2 million during the three-month period ended March 31, 2000. The improvement in operating cash flow was due mainly to improved operating results, exclusive of noncash charges such as depreciation, amortization and asset impairment. Our accounts receivable, net decreased to $30.3 million at March 31, 2001 compared to $41.4 million at December 31, 2000. Collection during the quarter of the variable portion of the IBM royalty recognized on a one-quarter lag basis favorably impacted the relationship of our quarter-end receivables to revenues for the quarter.

    We received $12.6 million in cash from investing activities for the three-month period ended March 31, 2001 compared to $17.5 million for the three-month period ended March 31, 2000. In the three months ended March 31, 2001, we continued to invest cash in marketable securities and property and equipment. Cash outlays for acquisitions in the first three months of 2000 resulted from the PaperFree acquisition with net cash investments of approximately $17.7 million. During the first three months of 2001 and 2000, we purchased furniture, fixtures and equipment necessary to support our expanding operations.

     Financing activities provided $1.8 million in cash during the first three months of 2001 compared to $7.9 million for the same period last year. For both periods, this cash was primarily from exercises of common stock options under our stock option plans and the Employee Stock Purchase Plan.

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

RISKS RELATED TO THE PROPOSED OFFER AND MERGER WITH SYBASE

           We urge you to read Sybase's Registration Statement on Form S-4 and
Schedule 14C containing or incorporating by reference such documents and other information, when they become available, because they will contain important information about Sybase, NEON, the proposed acquisition and related matters, including a discussion of the risks related to the proposed offer and merger with Sybase including the following:

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

    Our revenue growth since 1998 has reflected strong sales of MQIntegrator and MQSeries Integrator through IBM's distribution and reseller channel. Revenue from indirect channel partners, including IBM, accounted for 72% and 43% of our total software license revenues in the first quarter of 2001 and 2000, respectively. We expect that IBM and our other partners will account for a material percentage of our software license revenue during the remainder of 2001. Any delay or shortfall in such revenues from our partners could have a material adverse effect on our business and operating results.

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

    An investor in our common stock must evaluate the risks, uncertainties, expenses and difficulties frequently encountered by early stage companies in rapidly evolving markets. We have had only a limited operating history upon which an evaluation of our Company and its prospects can be based. Prior to 1996, we recorded only nominal product revenue and, including acquisition-related charges, we have not been profitable on an annual basis. At March 31, 2001, our Company had an accumulated deficit of approximately $152.3 million (which includes acquisition-related, restructuring, asset impairment and stock-based compensation charges). To address these risks and uncertainties, we must do the following.

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

    During 2000 we had invested approximately $8.9 million in early-stage, e-Business companies with technologies or products complementary to our own, and we may continue making such investments in the future. No public market existed for these securities at the time of our investment and there is no assurance that such a public market will ever exist. These investments may not result in any meaningful commercial benefit to us, and our investments could lose all or a significant part of their value. As of March 31, 2001, two of our investments had become impaired and, accordingly, we recorded an asset impairment charge of approximately $3.9 million.

  Our failure to manage growth of operations may adversely affect us.

    We must plan and manage effectively in order to successfully offer products and services and implement our business plan in a rapidly evolving market. We continue to increase the scope of our operations domestically and internationally and have grown our headcount substantially. For example, at January 1, 1996, we had a total of 35 employees and at March 31, 2001 we had a total of 962 employees. We may further expand domestically or internationally through internal growth or through acquisitions of related companies and technologies. This growth will continue to place a significant strain on our management systems and resources.

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

    A significant portion of our revenue has come from a small number of large purchasers. For example, in the first quarter of 2001 and 2000, excluding royalties from IBM and other indirect channel partners, our top ten customers accounted for 27% and 30% of total revenues, respectively. Historically, our revenues have been derived primarily from sales to large banks and financial institutions. Recently a growing portion of our total revenues has been derived from sales of our products and services to commercial customers seeking further e-Business enabling of their information systems and operations. These customers or other customers may not continue to purchase our products. Our failure to add new customers that make significant purchases of our products and services would have a harmful effect on our business, financial condition and results of operations.

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

    We are a defendant in multiple class action lawsuits that allege violations of federal and state securities laws by us and our officers and directors in 1999 and 2000. An adverse judgment or settlement in any of these lawsuits could have a material adverse effect on the Company's financial condition or results of operations. No provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying unaudited consolidated financial statements because the ultimate outcome of these actions was unknown as of the date of the financial statements. These actions may be settled or decided in a manner adverse to us. The cost of such settlements or adverse decisions could exceed our maximum aggregate director and officers liability insurance coverage. If this occurs, we may incur additional expense in order to satisfy our outstanding obligations to indemnify our officers and directors against such claims.

    We are also a party to various legal disputes and proceedings arising from the ordinary course of business. In the opinion of management, resolution of these matters is not expected to have a material adverse effect on our consolidated financial position. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period. See Note 9 of Notes to Consolidated Financial Statements for additional information regarding these claims.

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

FOREIGN CURRENCY EXCHANGE RATES

     Operations outside of the U.S. expose us to foreign currency exchange rate changes and could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. During the first three months of 2001, 29% of our total revenue was generated from our international operations, and the net assets of our foreign subsidiaries totaled 13% of consolidated net assets as of March 31, 2001. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the U.S. primarily through wholly owned subsidiaries in England, France, Switzerland, Australia, Germany, Japan, Malaysia, Hong Kong and Singapore. These foreign subsidiaries use local currencies as their functional currency, as sales are generated and expenses are incurred in such currencies. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct our operations as compared to the U.S. dollar, and future operating results will be affected to some extent by gains and losses from foreign currency exposure. We do not believe that possible near-term changes in exchange rates will result in a material effect on our future earnings or cash flows and, therefore, have chosen not to enter into foreign currency hedging instruments. There can be no assurance that such approach will be successful, especially in the event of a sudden and significant decline in the value of foreign currencies relative to the U.S. dollar.

INTEREST RATES

     Our exposure to market risk associated with changes in interest rates relates primarily to our investments in marketable securities. Our investments, including cash equivalents, consist of U.S., state and municipal bonds, as well as domestic corporate bonds, with maturities of greater than 12 months. All short-term investments are classified as available-for-sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and accordingly are carried at market value. Our short-term investment objectives are safety, liquidity and yield. Changes in interest rates could impact our anticipated interest income or could impact the fair market value of our investments. However, we believe these changes in interest rates will not cause a material impact on our financial position, results of operations or cash flows.

EQUITY PRICE RISK

     Our exposure to equity price risk relates to changes in the valuation of our investments in privately held companies. During 2000, we invested $8.9 million among five investments. An impairment charge of approximately $3.9 million was recognized in the quarter ended March 31, 2001, with respect to two of these investments. The provision includes $2.5 million due to a bankruptcy filing by one investee that we were not aware of when we announced results for the quarter on April 19, 2001. Consequently, the results in the accompanying consolidated statements of operations differ from the previously announced results for the quarter.

                                    PART II.

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is currently involved in various civil litigation relating to the conduct of its business, some of which are addressed elsewhere in this report or in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission. While the outcome of any particular lawsuit cannot be predicted with certainty, the Company believes that these matters will not have a material adverse effect on its consolidated financial statements except as noted in the footnotes to the consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit

     (1) None.

     (b) Reports on Form 8-K

     (1) None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NEW ERA OF NETWORKS, INC.
                                      (Registrant)

                                      By: /s/ LONNIE S. CLARK
                                          --------------------------------------
                                          Lonnie S. Clark,
                                          Vice President of Accounting
                                          (Principal Financial Officer)

Date: May 15, 2001